Form 10-Q
period 2000-03-31
HOTEL RESERVATIONS NETWORK INC
filed 2000-05-15
CIK 1098322

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                   OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-29575

                        HOTEL RESERVATIONS NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              75-2817683
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

                             8140 WALNUT HILL LANE
                                   SUITE 800
                              DALLAS, TEXAS 75231
                    (Address of principal executive offices)

                                  214-361-7311
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year if changed since last report)

                            ------------------------

    Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                    NUMBER OF SHARES OUTSTANDING AT APRIL 30, 2000
                 -----                    ----------------------------------------------
Class A Common Stock....................                 16,209,900
Class B Common Stock....................                 38,999,100

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2000 was $123,423,750. For the purpose of the foregoing calculation only, all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        HOTEL RESERVATIONS NETWORK, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                          PAGE #
                                                                         --------
PART I--FINANCIAL INFORMATION

 Item 1.   Condensed Consolidated Financial Statements.................      1

           Condensed Consolidated Balance Sheets as of March 31, 2000
           (unaudited) and December 31, 1999...........................      1

           Unaudited Condensed Consolidated Statements of Income for
           the Three Months Ended March 31, 2000 and 1999..............      2

           Unaudited Condensed Consolidated Statement of Changes in
           Stockholders' Equity for the Three Months Ending March 31,
           2000........................................................      3

           Unaudited Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2000 and 1999..........      4

           Notes to Unaudited Condensed Consolidated Financial
           Statements..................................................      5

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      8

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk...     11

PART II--OTHER INFORMATION

 Item 3.   Changes in Securities and Use of Proceeds...................     12

 Item 6.   Exhibits and Reports on Form 8-K............................     12

SIGNATURES.............................................................     14

EXHIBIT INDEX..........................................................     15

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                        HOTEL RESERVATIONS NETWORK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $104,825       $  6,257
  Marketable securities--available for sale.................     31,642          4,906
  Accounts and notes receivable.............................         80             78
  Prepaid hotel rooms.......................................        422            938
  Current portion of non-cash deferred distribution and
    marketing costs.........................................      4,918             --
  Due from USAi.............................................         --             85
  Other current assets......................................      1,470            885
                                                               --------       --------
    Total current assets....................................    143,357         13,149
PROPERTY & EQUIPMENT
  Computer equipment........................................      1,867          1,642
  Buildings and leasehold improvements......................        233            233
  Furniture and other equipment.............................        479            453
                                                               --------       --------
                                                                  2,579          2,328
  Less accumulated depreciation and amortization............       (511)          (340)
                                                               --------       --------
                                                                  2,068          1,988
OTHER ASSETS
  Goodwill, net of amortization of $19,586 and $12,897 at
    March 31, 2000 and December 31, 1999, respectfully......    383,721        187,411
  Non-cash deferred distribution and marketing costs, less
    current portion.........................................      9,387             --
  Deferred tax asset........................................      2,520          1,638
  Other assets..............................................         64             64
                                                               --------       --------
                                                               $541,117       $204,250
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, trade...................................   $ 24,256       $ 16,252
  Deferred revenue..........................................     38,265         16,447
  Amounts due under acquisition agreement...................     43,000         17,500
  Due to USAi...............................................      5,968          4,008
  Other accrued liabilities.................................      4,891          3,696
                                                               --------       --------
    Total current liabilities...............................    116,380         57,903
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 20,000,000 shares
    authorized, none outstanding............................         --             --
  Class A common stock, $.01 par value; 600,000,000 shares
    authorized, 16,209,900 shares outstanding...............        162             --
  Class B common stock, $.01 par value; 150,000,000 shares
    authorized, 38,999,100 shares outstanding...............        390            390
  Additional paid-in capital................................    418,992        141,923
  Retained earnings.........................................      5,287          4,122
  Accumulated other comprehensive loss......................        (94)           (88)
                                                               --------       --------
    Total stockholders' equity..............................    424,737        146,347
                                                               --------       --------
                                                               $541,117       $204,250
                                                               ========       ========

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2000         1999
                                                              --------   -------------
                                                                         (PREDECESSOR)
NET REVENUES................................................  $55,263       $22,921

Operating costs and expenses
  Cost of sales.............................................   38,503        15,638
  Selling, general and administrative.......................    8,755         3,871
  Non-cash distribution and marketing.......................      450            --
  Amortization of goodwill..................................    6,689            --
                                                              -------       -------
    Total operating costs and expenses......................   54,397        19,509
                                                              -------       -------
    Operating profit........................................      866         3,412
Other income (expense)
  Interest income...........................................      846           231
  Interest expense..........................................      (27)           (2)
  Other.....................................................      210            14
                                                              -------       -------
Income before income tax expense............................    1,895         3,655
Income tax expense..........................................     (730)           --
                                                              -------       -------
  Net income................................................  $ 1,165       $ 3,655
                                                              =======       =======
  Basic and diluted earnings per common share...............  $  0.03       $  0.09
                                                              =======       =======
  Weighted average number of shares used to compute basic
    earnings per share......................................   45,412        38,999
  Weighted average number of shares used to compute diluted
    earnings per share......................................   45,611        38,999

PRO FORMA TAX INFORMATION IF COMPANY WERE A C-CORPORATION:

Historical income before income tax.........................                $ 3,655
Pro forma income tax........................................                 (1,407)
                                                                            -------
Pro forma net income........................................                $ 2,248
                                                                            =======
Pro forma basic and diluted earnings per common share.......                $  0.06
                                                                            =======
Weighted average number of shares used to compute pro forma
  basic and diluted earnings per share......................                 38,999
                                                                            =======

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                     ADDITIONAL       OTHER
                                                      CLASS A          CLASS B        PAID-IN     COMPREHENSIVE    RETAINED
                                         TOTAL      COMMON STOCK     COMMON STOCK     CAPITAL          LOSS        EARNINGS
                                        --------   --------------   --------------   ----------   --------------   --------
Balance at January 1, 2000............  $146,347        $  0             $390         $141,923         $(88)        $4,122
Comprehensive income:
  Net income for the three months
    ended March 31, 2000..............     1,165          --               --               --           --          1,165
  Accumulated other comprehensive
    loss..............................        (6)         --               --               --           (6)            --
                                        --------
Comprehensive income..................     1,159
                                        --------
Issuance of common stock in connection
  with acquisition of predecessor.....   159,998         100               --          159,898           --             --
Proceeds from issuance of common
  stock, net of issuance cost of
  $9,384..............................    89,978          62               --           89,916           --             --
Issuance of stock warrants to Internet
  affiliates..........................    14,755          --               --           14,755           --             --
Capital contribution by USAi related
  to the payment of contingent
  purchase price......................    12,500          --               --           12,500           --             --
                                        --------        ----             ----         --------         ----         ------
Balance at March 31, 2000.............  $424,737        $162             $390         $418,992         $(94)        $5,287
                                        ========        ====             ====         ========         ====         ======

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 THREE MONTH ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                2000         1999
                                                              --------   -------------
                                                                         (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  1,165      $ 3,655
Adjustment to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................       171           66
  Amortization of goodwill..................................     6,689           --
  Amortization of deferred distribution and marketing
    costs...................................................       450           --
  Deferred income taxes.....................................      (882)           7
  Change in current assets and liabilities:
    Accounts and notes receivable...........................        (2)          34
    Prepaid hotel rooms.....................................       516         (169)
    Accounts payable........................................     8,004        1,291
    Deferred revenue........................................    21,818        9,878
    Due to USAi.............................................     2,045           --
    Other accrued liabilities...............................     1,195          723
    Other, net..............................................      (588)          75
                                                              --------      -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............    40,581       15,560

CASH FLOW FROM INVESTING ACTIVITIES:
  Payment of purchase price for acquisition of
    predecessor.............................................    (5,000)          --
  Capital expenditures......................................      (251)        (316)
  Purchase of marketable securities.........................   (26,740)      (8,459)
                                                              --------      -------
      NET CASH USED IN INVESTING ACTIVITIES.................   (31,991)      (8,775)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock.......................    89,978           --
                                                              --------      -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............    89,978           --
                                                              --------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................    98,568       (6,785)
Cash and cash equivalents at beginning of period............     6,257        4,964
                                                              --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $104,825      $11,749
                                                              ========      =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     27
  Cash paid for taxes.......................................        --
  Contribution by USAI to fund purchase price liability.....  $ 12,500

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION, RECAPITALIZATION AND BASIS OF PRESENTATION

ORGANIZATION

    Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company") is a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Company also sells hotel rooms in Western Europe. The Company is a subsidiary of USA Networks, Inc. ("USAi"). On May 10, 1999, Hotel Reservations Network acquired substantially all of the assets and assumed substantially all of the liabilities of two companies which operated the Hotel Reservations Network service. Thus, the results of operations for the three months ended March 31, 1999 represent those of the Company's predecessor. See Note 3 for further information.

    On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 4 for further discussion.

RECAPITALIZATION

    In conjunction with the Company's initial public offering, the Company authorized share capital of 600,000,000 shares of class A common stock, 150,000,000 shares of class B common stock and 20,000,000 shares of preferred stock. Holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to 15 votes per share. USAi was issued 38,999,100 shares of class B common stock in exchange for its equity interests. For financial statement purposes, these shares are presented as outstanding as of January 1, 1999.

BASIS OF PRESENTATION

    The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 1999 have been reclassified to conform to the 2000 presentation.

    In the opinion of the Company, all adjustments necessary for a fair presentation of such Condensed Consolidated Financial Statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year. The interim Unaudited Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    See the Company's 1999 financial statement included in Registration Statement on Form S-1 (SEC File No. 333-90601) for a summary of all significant accounting policies.

ADVERTISING

    Advertising expense for the three month period ending March 31, 2000 and 1999 was $1,495 and $874, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three

                        HOTEL RESERVATIONS NETWORK, INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) months, which approximates the period over which the revenue is earned. As of March 31, 2000, capitalized advertising is $412. Other advertising costs are expensed in the period incurred.

STOCK WARRANTS

    Stock warrants have been issued in conjunction with certain affiliation agreements. These warrants are accounted for in accordance with EITF 96-18, and the fair value of the warrants is amortized over the term of the related affiliation agreements as non-cash distribution and marketing expense.

NOTE 3--BUSINESS ACQUISITION

    On May 10, 1999 the Company completed its acquisition of substantially all of the assets and assumption of substantially all of the liabilities of TMF, Inc and HRN Marketing Corp., which operated the Hotel Reservations Network service. The total purchase price paid to date is $359.9 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; and, $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company's obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering. In addition to amounts paid, the Company is obligated to make a contingent payment to the sellers of the predecessor business based on operating performance for the twelve month period ended March 31, 2000, subject to certain adjustments as defined in the asset purchase agreement. The amount is estimated to be $43 million, which is reflected on the balance sheet as a liability. USAi will fund this obligation as a capital contribution.

    The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $403.3 million is being amortized over a life of ten years.

NOTE 4--INITIAL PUBLIC OFFERING OF COMMON STOCK

    On February 25, 2000, the Company completed an initial public offering in which it sold 6,210,000 shares of class A common stock at $16.00 per share, raising $90.0 million in proceeds net of offering expenses. Immediately prior to the offering the Company had 9,999,900 shares of class A common stock issued to the sellers of the predecessor business and 38,999,100 shares of class B common stock outstanding.

NOTE 5--MARKETABLE SECURITIES AVAILABLE FOR SALE

    Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $31,791 and aggregate market value and $31,642 with a pre-tax unrealized loss of $149. The cumulative unrealized loss of $149 is shown as a component of comprehensive income net of income tax benefits of $55.

                        HOTEL RESERVATIONS NETWORK, INC.

NOTE 6--AFFILIATION AGREEMENTS

    In January 2000, the Company entered into an exclusive affiliate distribution and marketing agreement with Travelocity and issued to Travelocity a performance warrant upon the completion of the Company's public offering. The performance warrant is subject to vesting based on achieving certain performance targets. If the performance warrant is fully vested and exercisable, it will entitle the holder to acquire 2,447,955 shares of class A common stock at $16.00 per share. The Company also entered into other exclusive affiliate distribution and marketing agreements and has issued warrants to purchase 1,428,365 shares of class A common stock at $16.00 per share.

    All stock warrants were accounted for in accordance with EITF 96-18. In relation to warrants to purchase 1,428,365 shares of class A common stock, the Company recorded an asset of approximately $14.7 million based on the fair market value of the warrants at the initial public offering price of $16.00 per share. The asset will be amortized ratably as non-cash distribution and marketing expense over the terms of the exclusive affiliation agreements, which range from two to five years.

    The performance warrant, which will be subject to vesting based on the achievement of defined performance targets, will be valued at the time the award is probable of being earned. The portion of the value related to the completed term of the related affiliation agreement will be expensed, and the remaining non-cash deferred distribution and marketing expense will be amortized over the remaining term of the affiliation agreement. The value of such related warrants may be subject to adjustment until such time that the warrants is nonforfeitable, fully vested and exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless the context otherwise requires, the terms "we, "us", "our", "our company", "the Company" and "Hotel Reservations Network" refer to Hotel Reservations Network, Inc. and our predecessor entities.

GENERAL

    Our company is a leading online consolidator of hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call center. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms at wholesale prices and sell these rooms to consumers, predominantly at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At March 31, 2000, we had room supply agreements with over 1,700 hotels in 49 major markets in North America and Western Europe. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 (HISTORICAL) AND THE
  QUARTER ENDED MARCH 31, 1999 (HISTORICAL)

REVENUES

    For the three months ended March 31, 2000, revenues increased by $32.3 million, or 141%, over the same period in 1999. The increase is primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. Affiliates generate sales of rooms in exchange for commissions on those rooms. These sales were further supported by the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. Internet generated sales for the three months ended March 31, 2000 increased by $34.5 million or 220%, to $50.2 million compared to $15.7 million for the three months ended March 31, 1999. As a percentage of total revenues, Internet generated sales increased to 91% for the three months ended March 31, 2000 from 69% for the same period in 1999. Sales from affiliate websites accounted for 52.6% of the total sales compared to 27% during the same period in 1999. We also expanded into nine new markets during the quarter reaching a total of 49 compared to 27 at the end of March 1999, representing an 81% increase.

COST OF SALES AND GROSS PROFIT

    Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit margin decreased slightly from 31.8% to 30.3% for the comparable prior year period due primarily to competitive conditions and the sales mix of rooms sold in various markets. Cost of sales and gross profit reflect a reclassification of affiliate commissions from cost of sales to selling, general and administrative costs. This reclassification resulted in a reduction of cost of sales and an increase of selling, general and administrative costs of $0.2 million for the first quarter of 1999.

SELLING GENERAL AND ADMINISTRATIVE COSTS

    Selling, general and administrative costs consist primarily of
(1) compensation for personnel (2) affiliate commissions (3) credit card fees
(4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. The overall increase in selling, general and administrative costs was due to the increase in our revenue base. For the three months ended March 31, 2000, personnel costs increased by 98.7% over the same period in 1999, due to growth in staffing levels. Affiliate fees increased substantially due to the increase in sales generated from our expanded affiliate base and increased average commission rates. Spending on advertising and promotional activities increased by 71% and telecommunications costs increased by 65% over the quarter ended March 31, 1999. As a percentage of net revenues, selling, general and administrative costs declined slightly for the three months ended March 31, 2000, to 15.8% from 16.9% in the same period on 1999.

    Non-cash deferred distribution and marketing costs of $450 consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued on February 24, 2000.

AMORTIZATION OF GOODWILL

    Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 (HISTORICAL) AND
  MARCH 31, 1999 (PRO FORMA)

    To enhance comparability, the discussion of consolidated results of operations is supplemented here with separate pro forma financial information for the three months ended March 31, 1999 that gives effect to the acquisition of the predecessor business as if it had occurred at the beginning of that period. Earnings before interest, income taxes, depreciation and amortization (EBITDA) is defined as operating profit plus depreciation, amortization and non-cash charges. EBITDA is presented here as a management tool and as a valuation methodology for companies in the industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

    The pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the predecessor business been acquired as of January 1, 1999, nor are they necessarily indicative of future results of operations.

                        HOTEL RESERVATIONS NETWORK, INC.

 UNAUDITED CONDENSED CONSOLIDATED ACTUAL AND PRO FORMA STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------------------
                                                                          PRO FORMA          ACTUAL
                                                            2000             1999             1999
                                                       --------------   --------------   --------------
                                                       (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
Net Revenues.........................................     $55,263          $22,921          $22,921
Cost of revenues.....................................      38,503           15,638           15,638
                                                          -------          -------          -------
Gross Profit.........................................      16,760            7,283            7,283
Operating expenses:
  Selling general and administrative expenses........       8,584            3,868            3,805
  Amortization of goodwill...........................       6,689            6,689               --
  Amortization of non-cash distribution and marketing
    expense..........................................         450               --               --
  Depreciation and amortization......................         171               66               66
                                                          -------          -------          -------
    Total operating costs and expenses...............      15,894           10,623            3,871
                                                          -------          -------          -------
Income from operations...............................     $   866          $(3,340)         $ 3,412
                                                          =======          =======          =======
EBITDA...............................................     $ 8,176          $ 3,415          $ 3,478
                                                          =======          =======          =======

    For the three month period ended March 31, 2000, revenues increased
$32.3 million, or 141%, to $55.3 million from $22.9 million compared to pro forma 1999 for the same three month period. For the three months ended
March 31, 2000, cost of revenues increased by 146% and gross profit increased by 130% compared to the pro forma three month period ended March 31, 1999. For the three month period ending March 31, 2000, selling, general and administrative costs increased by 122%, while non-cash charges increased by 8% compared to the pro forma three month period ended March 31, 1999. Total operating costs and expenses increased by 50% and income from operations increased by 126% compared to the pro forma results for the three month period ended March 31, 2000.

    EBITDA grew by $4.8 million to $8.2 million for the three month period ending March 31, 2000, compared to $3.4 million for the pro forma three month period ending March 31, 1999, representing a 139% increase over the same pro forma period in 1999. EBITDA as a % of net revenues decreased slightly by 0.1%.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. As of March 31, 2000, we had $136.5 million in cash, cash equivalent and short-term investments. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

    On February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses.

    Net cash provided from operating activities was $40.6 million for the three months ending March 31, 2000, compared to $15.6 million for the same period in 1999, representing an increase of 160.8%. Net cash used in investment activities was $32.0 million for the three months ended March 31, 2000. Net cash used in investment activities was primarily related to purchase of marketable securities in the amount of $26.7 million and payment of $5.0 million for contingent purchase price payments made to the predecessor business as a result of its acquisition.

    Capital expenditures were $0.3 million for the three months ended March 31, 2000. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements. Net cash provided by financing activities for the three months ended March 31, 2000 was comprised of approximately
$90.0 million in net proceeds from the public offering. Note that USA
Networks, Inc. paid $12.5 million to the predecessor business for the contingent purchase price based upon the attainment of specified targets during the year ended December 31, 1999.

    Our company generates significant cash flows from operations, and cash flows are expected to increase as revenues increase due to our billing and payment policies. Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our operations for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete sizable strategic acquisitions or other business combinations in 2000 or beyond. We currently have no commitments to make any acquisitions.

SEASONALITY

    Our revenues are influenced by the seasonal nature of holiday travel in the markets we serve, and have historically peaked in the fall. As our business expands into new markets, the impact of seasonality is expected to lessen.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

    We occasionally make forward-looking statements concerning our plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should", "expect", "hope", "plans", "projected", "believes", "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of our opinion or view concerning the future.

    These forward-looking statements are subject to risks and uncertainties based on a number of factors and our actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of our revenue and market share; our ability to add desireable cities and hotels to our hotel product offerings; our ability to grow and service our affiliate network; our ability to effectively manage our business functions while growing at a rapid rate; the quality of our plans and strategies, and our ability to execute such plans and strategies. In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control.

    The time at which a forward-looking statement is made should also be included in an appropriate understanding of such statement. In that regard, we do not plan to generally publicly update all prior forward-looking statements and, accordingly, prior forward-looking statements should not be considered to be "fresh" simply because we have not made additional comments on those forward-looking statements.

    Other risks which should be considered in connection with forward-looking statements are described under the heading "Risk Factors" in our initial public offering Prospectus filed with the Securities and Exchange Commission on February 25, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. However, we are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 10% of our revenues are currently derived from hotel accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Note that since cash and marketable securities represent a significant portion of our total current assets we are at risk for an interest rate fluctuation. Such a fluctuation may impact our income from investments.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share. The aggregate offering price was $99.4 million. The amount of all applicable issuance costs and the underwriting discount incurred by the Company was approximately $9.4 million. After deducting applicable issuance costs and expenses, the total net proceeds to the Company was approximately
$90.0 million. The shares had a par value of $0.01. All shares of class A common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-90601) that was declared effective by the Security and Exchange Commission on February 24, 2000. The managing underwriters were Donaldson, Lufkin & Jenrette Securities Corporation, Allen & Company Incorporated, Bear, Sterns & Co. Incorporated, Thomas Weisel Partners LLC and DLJ direct Incorporated.

    The net proceeds from the public offering are currently being invested in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year. Since we generated a significant amount of cash through operating activities, we have not used the net proceeds from the offering for operational purposes yet. We intend to use a portion of net proceeds for general corporate purposes, to acquire or invest in businesses, technologies, products or services, although no specific acquisitions are planned and no portion of the net proceeds has been allocated for any acquisition.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) Exhibits.

       EXHIBIT
       NUMBERS                                    EXHIBITS
---------------------   ------------------------------------------------------------
        3.1**           Restated Certificate of Incorporation of the Company

        3.2**           Restated Bylaws of the Company

        4.1**           Specimen Certificate evidencing Common Stock

       10.1**           Assumption Agreement by and between the Company and USAi

       10.2**           Tax Sharing Agreement by and between the Company and USAi

       10.3**           2000 Stock Option Plan

       10.4**           Directors' Stock Option Plan

       10.5** Amended and Restated Asset Purchase Agreement by and among the Company, USAi, TMF, Inc., HRN Marketing Corp., David
                        Litman and Robert Diener

       10.6**           Form of Warrant

       10.7**           Form of Performance Warrant

       10.8**           Employment Agreement with Jack Rubin

       10.9**           Employment Agreement with Sandra D'Arcy

       27.1*            Financial Data Schedule

       27.2*            Financial Data Schedule

------------------------

*   Filed herein

** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, initially filed with the Securities and Exchange Commission on November 9, 1999, and declared effective on February 24, 2000.

(b) Reports on Form 8-K.

    Our company filed a report on Form 8-K on March 2, 2000 reporting that on February 25, 2000, we entered into an underwriting agreement in connection with our initial public offering of 6,210,000 shares of our class A common stock, par value $.01 per share. The initial closing under the underwriting agreement occurred on March 1, 2000. A copy of the underwriting agreement was filed as an Exhibit to the Form 8-K.

               HOTEL RESERVATIONS NETWORK, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HOTEL RESERVATIONS NETWORK, INC.

Date: May 15, 2000                                     By:  /s/ DAVID LITMAN
                                                            -----------------------------------------
                                                            David Litman
                                                            CHIEF EXECUTIVE OFFICER
                                                            (PRINCIPAL EXECUTIVE OFFICER)

Date: May 15, 2000                                     By:  /s/ JACK RUBIN
                                                            -----------------------------------------
                                                            Jack Rubin
                                                            CHIEF FINANCIAL AND STRATEGIC OFFICER
                                                            (PRINCIPAL FINANCIAL AND
                                                            ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBERS                                    EXHIBITS
---------------------   ------------------------------------------------------------
        3.1**           Restated Certificate of Incorporation of the Company

        3.2**           Restated Bylaws of the Company

        4.1**           Specimen Certificate evidencing Common Stock

       10.1**           Assumption Agreement by and between the Company and USAi

       10.2**           Tax Sharing Agreement by and between the Company and USAi

       10.3**           2000 Stock Option Plan

       10.4**           Directors' Stock Option Plan

       10.5** Amended and Restated Asset Purchase Agreement by and among the Company, USAi, TMF, Inc., HRN Marketing Corp., David
                        Litman and Robert Diener

       10.6**           Form of Warrant

       10.7**           Form of Performance Warrant

       10.8**           Employment Agreement with Jack Rubin

       10.9**           Employment Agreement with Sandra D'Arcy

       27.1*            Financial Data Schedule

       27.2*            Financial Data Schedule

------------------------

*   Filed herein

** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, initially filed with the Securities and Exchange Commission on November 9, 1999, and declared effective on February 24, 2000.