Form 10-Q
period 2000-06-30
HOTEL RESERVATIONS NETWORK INC
filed 2000-08-11
CIK 1098322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

      (Mark One)
            [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       for the Quarterly Period Ended June 30, 2000

                                        OR

            [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

                          ----------------------------

Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [ x ]  No [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



                           Class                     Number of shares outstanding at July 31, 2000
                           -----                     ---------------------------------------------
                  Class A Common Stock                                16,209,900
                  Class B Common Stock                                38,999,100


                                       HOTEL RESERVATIONS NETWORK, INC.
                                                  FORM 10-Q

                                      FOR THE QUARTER ENDED JUNE 30, 2000

                                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


                                                                                                           Page #
                                                                                                           ------
    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                    and December 31, 1999...........................................................            1

                  Unaudited Condensed Consolidated Statements of Income for the
                    Three and Six Months Ended June 30, 2000 and 1999...............................            2

                  Unaudited Condensed Consolidated Statements of Changes in Stockholders'
                    Equity for the Six Months Ended June 30, 2000...................................            3

                  Unaudited Condensed Consolidated Statements of Cash Flows For the
                    Six Months Ended June 30, 2000 and 1999.........................................            4

                  Notes to Unaudited Condensed Consolidated Financial Statements....................            5

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                     of Operations..................................................................            8

    Item 3.       Quantitative and Qualitative Disclosure About Market Risk.........................           12

PART II - OTHER INFORMATION



SIGNATURES..........................................................................................           14

EXHIBIT INDEX.......................................................................................           14



                                             PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                                             HOTEL RESERVATIONS NETWORK, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                JUNE 30,             DECEMBER 31,
                                                                                                 2000                   1999
                                                                                           ------------------     -----------------
                                                                                              (UNAUDITED)
                       ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                     $113,119              $  6,257
      Marketable securities - available for sale                                                      38,228                 4,906
      Accounts and notes receivable                                                                       59                    78
      Prepaid hotel rooms                                                                                650                   938
      Current portion of non-cash deferred distribution and marketing costs                            4,940                     -
      Other current assets                                                                             2,474                   885
                                                                                           ------------------     -----------------
           Total current assets                                                                      159,470                13,064

PROPERTY AND EQUIPMENT
      Computer equipment                                                                               2,103                 1,642
      Buildings and leasehold improvements                                                               244                   233
      Furniture and other equipment                                                                      504                   453
                                                                                           ------------------     -----------------
                                                                                                       2,851                 2,328
      Less accumulated depreciation and amortization                                                    (685)                 (340)
                                                                                           ------------------     -----------------
                                                                                                       2,166                 1,988
OTHER ASSETS
      Goodwill, net of amortization of $30,177 and $12,897 at June 30, 2000 and
         December 31, 1999, respectively                                                             375,769               187,411
      Non-cash deferred distribution and marketing costs, less current portion                         8,094                     -
      Deferred tax asset                                                                               4,233                 1,638
      Other assets                                                                                        64                    64
                                                                                           ------------------     -----------------
                                                                                                    $549,796              $204,165
                                                                                           ==================     =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable, trade                                                                        $28,391              $ 16,252
      Deferred revenue                                                                                38,553                16,447
      Amounts due under acquisition agreement                                                         45,639                17,500
      Due to USAi, net                                                                                 7,130                 3,923
      Other accrued liabilities                                                                        3,520                 3,696
                                                                                           ------------------     -----------------
              Total current liabilities                                                              123,233                57,818

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding                     -                     -
      Class A common stock, $.01 par value; 600,000,000 shares authorized, 16,209,900
         shares outstanding at June 30, 2000                                                             162                     -
      Class B common stock, $.01 par value; 150,000,000 shares authorized, 38,999,100
         shares outstanding at June 30, 2000 and December 31, 1999                                       390                   390
      Additional paid-in capital                                                                     419,074               141,923
      Retained earnings                                                                                7,037                 4,122
      Accumulated other comprehensive loss                                                              (100)                  (88)
                                                                                           ------------------     -----------------
           Total stockholders' equity                                                                426,563               146,347
                                                                                           ------------------     -----------------
                                                                                                    $549,796              $204,165
                                                                                           ==================     =================




               The accompanying notes are an integral part of these statements.

                                  HOTEL RESERVATIONS NETWORK, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      PERIOD                                     PERIOD
                                                            PREDECESSOR     COMPANY                   PREDECESSOR      COMPANY
                                              THREE MONTHS  --------------------------- SIX MONTHS   ----------------------------
                                                  ENDED      APRIL 1 TO    MAY 11 TO       ENDED      JANUARY 1 TO    MAY 11 TO
                                              JUNE 30, 2000 MAY 10, 1999 JUNE 30, 1999 JUNE 30, 2000  MAY 10, 1999  JUNE 30, 1999
                                              ------------- ------------ ------------- ------------- -------------- -------------
Net Revenues                                       $78,082    $ 14,780        $23,018     $133,345     $ 37,701        $23,018

Operating costs and expenses
     Cost of sales                                  54,050      10,479         16,436       92,553       26,117         16,436
     Selling, general and administrative            11,285       2,219          2,918       20,041        6,090          2,918
     Non-recurring acquisition related costs             -      20,257              -            -       20,257              -
     Non-cash distribution and marketing             1,271           -              -        1,721            -              -
     Amortization of goodwill                       10,591           -          2,809       17,280            -          2,809

                                                ----------  ----------      ---------  -----------    ---------    -----------
Total operating costs and expenses                  77,197      32,955         22,163      131,595       52,464         22,163

                                                ----------  ----------      ---------  -----------    ---------    -----------
Operating profit (loss)                                885     (18,175)           855        1,750      (14,763)           855

     Other income (expense)
     Interest income                                 2,175         188            175        3,021          420            175
     Interest expense                                   (4)         (2)            (3)         (31)          (5)            (3)
     Gain on sales of securities                         -         471              -            -          471              -
     Other                                            (210)          -              -            -           14              -

                                                ----------  ----------      ---------  -----------    ---------    -----------
Income (loss) before income tax expense              2,846     (17,518)         1,027        4,740      (13,863)         1,027

Income tax expense                                  (1,096)          -           (380)      (1,825)           -           (380)
                                                ----------  ----------      ---------  -----------    ---------    -----------

     Net income (loss)                             $ 1,750    $(17,518)       $   647     $  2,915     $(13,863)          $647
                                                ==========  ==========      =========  ===========    =========    ===========

     Basic and diluted earnings (loss)
         per common share                          $  0.03    $  (0.45)       $  0.02     $   0.06     $  (0.36)    $     0.02
                                                ==========  ==========      =========  ===========    =========    ===========

     Weighted average number of shares
         used to compute basic earnings
         (loss) per common share                    55,209      38,999         38,999       50,310       38,999         38,999
                                                ==========  ==========      =========  ===========    =========    ===========

     Weighted average number of shares
         used to compute diluted
         earnings (loss) per                        55,882      38,999         38,999       50,746       38,999         38,999
                                                ==========  ==========      =========  ===========    =========    ===========




PRO FORMA TAX INFORMATION IF PREDECESSOR
    WERE A C-CORPORATION

Historical loss before income tax benefit                      $(17,518)                                  $(13,863)
Pro forma income tax benefit                                      6,482                                      5,129

                                                          -------------                                -----------
Pro forma net loss                                             $(11,036)                                  $ (8,734)
                                                          =============                                ===========
Pro forma basic and diluted earnings
    per common share                                             38,999                                     38,999

Weighted average number of shares used to compute
    pro forma basic and diluted loss per share                 $  (0.28)                                  $  (0.22)




                The accompanying notes are an integral part of these statements

                              HOTEL RESERVATIONS NETWORK, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS)



                                                                                           ADDITIONAL  ACCUMULATED OTHER
                                                                 CLASS A        CLASS B     PAID-IN      COMPREHENSIVE    RETAINED
                                                       TOTAL   COMMON STOCK  COMMON STOCK   CAPITAL           LOSS        EARNINGS
                                                     --------  ------------  ------------  ----------  -----------------  --------
Balance at January 1, 2000                           $146,347          $  0          $390  $141,923               $ (88)    $4,122

Comprehensive income:
    Three months ended March 31, 2000:
      Net Income                                        1,165             -             -         -                   -      1,165
      Accumulated other comprehensive loss                 (6)            -             -         -                  (6)         -

    Three months ended June 30, 2000:
      Net Income                                        1,750             -             -         -                   -      1,750
      Accumulated other comprehensive loss                 (6)            -             -         -                  (6)         -
                                                     --------

      Comprehensive income                              2,903
                                                     --------
Issuance of common stock in connection with
    acquisition of predecessor                        159,998           100             -   159,898                   -          -

Proceeds from issuance of common stock, net of
    issuance cost of $9,302                            90,060            62             -    89,998                   -          -

Issuance of stock warrants to Internet affiliates      14,755             -             -     14,755                  -          -

Capital contribution by USAi related to the payment
     of contingent purchase price                      12,500             -             -     12,500                  -          -

                                                     --------  ------------  ------------  ---------  -----------------  ---------
Balance at June 30, 2000                             $426,563          $162          $390   $419,074              $(100)    $7,037
                                                     ========  ============  ============  =========  =================  =========



               The accompanying notes are an integral part of these statements.

                                   HOTEL RESERVATIONS NETWORK, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)


                                                                                             PREDECESSOR               COMPANY
                                                                  SIX MONTHS ENDED        PERIOD JANUARY 1          PERIOD MAY 11
                                                                       JUNE 30               TO MAY 10,              TO JUNE 30,
                                                                         2000                   1999                     1999
                                                                  -----------------      ------------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $      2,915            $   (13,863)          $       647
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                             345                    119                    55
     Amortization of goodwill                                              17,280                      -                 2,809
     Amortization of deferred distribution and marketing costs              1,721                                            -
     Gain on sale of securities                                                 -                   (471)                    -
     Non-cash compensation charge                                               -                 12,900                     -
     Deferred income taxes                                                 (2,595)                     -                  (346)
     Changes in operating assets and liabilities
         Accounts and notes receivable                                         19                     20                    40
         Prepaid hotel rooms                                                  288                   (179)                 (209)
         Accounts payable, trade                                           12,139                  7,123                 3,728
         Deferred revenue                                                  22,106                 11,994                 1,207
         Due to USAi                                                        3,207                      -                   726
         Other accrued liabilities                                           (176)                  (371)                  621
         Other current assets, net                                         (1,589)                   (49)                 (254)
                                                                  ---------------       ----------------         -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                55,660                 17,223                 9,024

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of TMF and HRN Marketing, net of cash acquired                 -                      -              (157,985)
     Payment of purchase price for acquisition of predecessor              (5,000)                     -                     -
     Capital expenditures                                                    (523)                  (222)                  (87)
     Purchase of marketable securities                                    (33,335)                (8,434)                    -
     Proceeds from sale of marketable securities                                -                 11,631                   995
     Other, net                                                                 -                     31                     -
                                                                  ---------------       ----------------         -------------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (38,858)                 3,006              (157,077)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Capital contribution by USAi                                               -                      -               182,313
     Net proceeds from issuance of stock                                   90,060                      -                     -
                                                                  ---------------       ----------------         -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               90,060                      -               182,313
                                                                  ---------------       ----------------         -------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                              106,862                 20,229                34,260

   Cash and cash equivalents at beginning of period                         6,257                  4,964                     0
                                                                  ---------------       ----------------         -------------
   Cash and cash equivalents at end of period                        $    113,119            $    25,193           $    34,260
                                                                  ===============       ================         =============

   Supplemental Cash Flow Information:
      Cash paid for interest                                         $         31
      Cash paid for taxes                                            $      3,000
      Contribution by USAi to fund purchase price liability          $     12,500
      Issuance of warrants                                           $     14,755




               The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, RECAPITALIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company") is a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Company also sells hotel rooms in Western Europe. The Company is a subsidiary of USA Networks, Inc. ("USAi"). On May 10, 1999, Hotel Reservations Network acquired substantially all of the assets and assumed substantially all of the liabilities of two companies, which operated the Hotel Reservations Network service. Thus, the results of operations for the periods from April 1, 1999 to May 10, 1999 and from January 1, 1999 to May 10, 1999 represent those of the Company's predecessor. See Note 3 for further information.

         On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 4 for further discussion.

RECAPITALIZATION

         In conjunction with the Company's initial public offering, the Company authorized capital of 600,000,000 shares of class A common stock, 150,000,000 shares of class B common stock and 20,000,000 shares of preferred stock. Holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to 15 votes per share. USAi was issued 38,999,100 shares of class B common stock in exchange for its equity interests. For financial statement purposes, these shares are presented as outstanding as of January 1, 1999.

BASIS OF PRESENTATION

         The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the twelve months ended December 31, 1999. Certain amounts in the Unaudited Condensed Consolidated Financial Statements for the periods ended May 10, 1999 and June 30, 1999 have been reclassified to conform to the 2000 presentation.

         In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited Condensed Consolidated Financial Statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim Unaudited Condensed Consolidated Financial Statements and Notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited Consolidated Financial Statements and Notes thereto. Accordingly, the accompanying unaudited combined condensed financial statements and notes shall be read in conjunction with the Company's 1999 financial statements included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in connection with the Company's initial public offering.

ADVERTISING

         Advertising expense for the three-month and six-month periods ending June 30, 2000 was $1,919 and $3,415 respectively. Advertising expense for the periods April 1 to May 10, 1999 and May 11 to June 30, 1999 were $501 and 686, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of June 30, 2000, capitalized advertising is $348. Other advertising costs are expensed in the period incurred.

STOCK WARRANTS

         Stock warrants have been issued in conjunction with certain affiliation agreements. These warrants are accounted for in accordance with EITF 96-18, and the fair value of the warrants is amortized over the term of the related affiliation agreements as non-cash distribution and marketing expense.

NOTE 2 - BUSINESS ACQUISITION

         On May 10, 1999 the Company completed its acquisition and assumption of substantially all of the assets and liabilities of TMF, Inc and HRN Marketing Corp., which operated the Hotel Reservations Network service. The total purchase price paid through June 30, 2000 is $359.9 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company's obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering. In addition to amounts paid, the Company is obligated to make a contingent payment to the sellers of the predecessor business based on operating performance for the twelve-month period ended March 31, 2000, subject to certain adjustments as defined in the asset purchase agreement. The amount is estimated to be $45.6 million, which is reflected on the balance sheet as a liability, and is subject to final adjustment. Subsequent to June 30, 2000, USAi has funded this preliminary obligation, subject to final adjustment, as a capital contribution.

         The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $405.9 million is being amortized over a life of ten years.

NOTE 3 - INITIAL PUBLIC OFFERING OF COMMON STOCK

         On February 25, 2000, the Company completed an initial public offering in which it sold 6,210,000 shares of class A common stock at $16.00 per share, raising $90.1 million in proceeds, net of offering expenses. Immediately prior to the offering the Company had 9,999,900 shares of class A common stock issued to the sellers of the predecessor business and 38,999,100 shares of class B common stock outstanding.

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $38,391 and aggregate market value of $38,228, resulting in a pre-tax unrealized loss of $163. The cumulative unrealized loss of $163 is shown as a component of comprehensive income net of income tax benefits of $63. These investments have maturity dates generally less than one year.

NOTE 5 - AFFILIATION AGREEMENTS

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

         The Company also entered into other exclusive affiliate distribution and marketing agreements and has issued fully vested, non-forfeitable warrants to purchase 1,428,365 shares of class A common stock at $16.00 per share. The Company recorded an asset of approximately $14.8 million which represented the fair value of the warrants at the time of issuance. The asset will be amortized ratably as non-cash distribution and marketing expenses over the terms of the exclusive affiliation agreements, which range from two to five years.

         The performance warrant, which will be subject to vesting based on the achievement of defined performance targets, will be valued at the time the award is probable of being earned. The portion of the value related to the completed term of the related affiliation agreement will be expensed, and the remaining non-cash deferred distribution and marketing expense will be amortized over the remaining term of the affiliation agreement. The value of such related warrants may be subject to adjustment until such time that the warrants are nonforfeitable, fully vested and exercisable.

NOTE 6 - COMPREHENSIVE INCOME

         Comprehensive income is net income plus other comprehensive income
(loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On May 10, 1999 the Company completed its acquisition and assumption of substantially all of the assets and liabilities of TMF, Inc and HRN Marketing Corp., which operated the Hotel Reservations Network service. Thus, the results of operations for the period from January 1, 1999 to May 10, 1999 represent those of the Company's predecessor. The results of operations information below compares the Company's historical information for the three months and six months ended June 30, 2000 with combined results of the Company's predecessor business for the period from January 1, 1999 through May 10, 1999 and the Company's historical information for the period from May 11, 1999 to June 30, 1999. Unless the context otherwise requires, the terms "we," "us," "our," "our company," "the Company" and "Hotel Reservations Network" refer to Hotel Reservations Network, Inc. and our predecessor entities.

GENERAL

         Our company is a leading online consolidator of hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call center. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms at wholesale prices and sell these rooms to consumers, predominantly at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At June 30, 2000, we had room supply agreements with over 1,700 hotels in 60 major markets in North America and Western Europe. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 (HISTORICAL) COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 (COMBINED HISTORICAL)

REVENUES

         For the three months ended June 30, 2000, the Company generated revenues of $78.1 million, an increase of 107% over the $37.8 million of revenues generated in the same period in 1999. For the six months ended June 30, 2000, the Company generated revenues of $133.3 million, an increase of 120% over the $60.7 million of revenues generated in same period in 1999. The increase for the quarter and the six-month period was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. As a percentage of total revenues, Internet generated sales increased to 92% and 91% for the three and six months ended June 30, 2000, respectively from 81% and 75% for the same periods in 1999. Affiliates generate sales of rooms in exchange for commissions on those rooms. Sales from affiliate websites accounted for approximately 52% of the total revenues for the quarter and six months of 2000 compared to 41% and 35% during the same periods in 1999. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into eleven new markets during the quarter, and twenty new markets during the first six months of 2000, reaching a total of 60 compared to 37 at June 30 1999, representing a 62% increase.

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 121% to $24.0 million in the second quarter of 2000 from $10.9 million in the second quarter of 1999. Gross profit margin for the three months ended June 30, 2000 increased to 30.8% from 28.8% for the prior year period.

         Gross profit increased 125% to $40.8 million for the six months ended June 30, 2000 from $18.2 million in the same period in 1999. Gross profit margin for the six months ended June 30, 2000 increased to 30.6% from 29.9% for the prior year period.

         The increase in gross profit margin was the result of improved revenue management, the sale mix of rooms sold in varying markets and a slight increase in revenue per room night sold.

         Cost of sales and gross profit reflect a reclassification in 1999 of affiliate commissions from cost of sales to selling, general and administrative costs. This reclassification resulted in a reduction of cost of sales and an increase of selling, general and administrative costs of $0.5 million for the second quarter of 1999 and $0.8 million for the six months ended June 30, 1999.

SELLING GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 120% for the quarter ended June 30, 2000 over the same period in 1999. As a percentage of net revenues, selling, general and administrative costs for the three months ended June 30, 2000 increased to 14.5% from 13.6% for the same period in 1999.

         Overall selling, general and administrative costs increased 122% for the six months ended June 30, 2000 over the same period in 1999. As a percentage of net revenues, selling, general and administrative costs for the six months ended June 30, 1999 increased to 15.0% from 14.8% for the same period in 1999.

         The increase in selling, general and administrative costs as a percentage of net revenues for the quarter and six month period were a result of a substantial increase in affiliate fees corresponding to the increase in the percentage of net revenues generated through our affiliate network and an increase in average commission rates, partially offset by economies of scale recognized in our personnel and telecommunications costs.

         Selling, general and administrative costs also reflects the reclassification of affiliate commissions discussed above.

NON-RECURRING ACQUISITION RELATED COSTS

         In 1999, our predecessor business paid discretionary compensation and bonuses of $0.4 million to its employees and incurred $0.2 million of professional and advisory fees related directly to the acquisition. In connection with the sale of substantially all the assets of TMF, Inc. and HRN Marketing Corp., the principal owners of such entities entered into an agreement to pay a salesperson engaged by TMF, Inc., for past services, 5% of all net sales proceeds, including all contingent payments, received by the principal owners in connection with the sale. During the period January 1 to May 10, 1999, the predecessor business recorded a charge of $19.7 million in connection with this obligation.

NON-CASH DISTRIBUTION AND MARKETING

         Non-cash deferred distribution and marketing costs of $1.3 million consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued on February 24, 2000 and are amortized over the term of the agreements.

AMORTIZATION OF GOODWILL

         Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflects amortization expense for the full quarter and six-month period in 2000 versus amortization expense in 1999 from May 11, 1999, the date of acquisition of the Company's predecessor business.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 (HISTORICAL) TO THE PROFORMA RESULTS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

         To enhance comparability, the discussion of consolidated results of operations is supplemented here with separate pro forma financial information that gives effect to the acquisition of the predecessor business as if it had occurred at the beginning of the respective periods presented. Earnings before interest, income taxes, depreciation and amortization (EBITDA) are defined as operating profit before depreciation, amortization and non-cash charges. EBITDA is presented here because we believe it is a widely accepted valuation indicator for companies in our industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

         The pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the predecessor business been acquired as of January 1, 1999, nor are they necessarily indicative of future results of operations.

                       HOTEL RESERVATIONS NETWORK, INC.
 UNAUDITED CONDENSED CONSOLIDATED ACTUAL AND PRO FORMA STATEMENTS OF OPERATIONS
                              (IN THOUSANDS)



                                                     THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------  ---------------------------------------
                                                             PRO FORMA      COMBINED                  PRO FORMA      COMBINED
                                                   2000         1999          1999          2000         1999          1999
                                               ------------  -----------  ------------  ------------  -----------  ------------
Net revenues                                      $78,082      $37,798      $ 37,798      $133,345       $60,719    $ 60,719

Cost of revenues                                   54,050       26,915        26,915        92,553        42,553      42,553
                                               ------------  -----------  ------------  ------------  -----------  ------------

Gross profit                                       24,032       10,883        10,883        40,792        18,166      18,166

Operating expenses
    Selling general and administrative
          expenses                                 11,111        5,080         5,028        19,696         8,949       8,834
    Non-recurring acquisition related costs             -            -        20,257             -             -      20,257
    Amortization of non-cash distribution
          and marketing expense                     1,271            -             -         1,721             -           -
    Amortization of goodwill                       10,591       10,591         2,809        17,280        17,280       2,809
    Depreciation and amortization                     174          109           109           345           174         174
                                               ------------  -----------  ------------  ------------  -----------  ------------

Income (loss) from operations                        $885      $(4,897)     $(17,320)     $  1,750       $(8,237)   $(13,908)
                                               ============  ===========  ============  ============  ===========  ============

EBITDA                                            $12,921       $5,803      $(14,402)     $ 21,096       $ 9,217    $(10,925)
                                               ============  ===========  ============  ============  ===========  ============



         The pro forma information for the three and six months ended June 30, 1999, include adjustments to (1) record goodwill amortization expense for the full periods, (2) eliminate non-recurring acquisition related cost, and (3) increase selling general and administrative expenses by $52,000 and $115,000 for the three and six months ended June 30, 1999 respectively, in order to present comparable officer's compensation.

         EBITDA grew to $12.9 million and $21.1 million for the three and six-month periods ending June 30, 2000, respectively, a 123% and 129% increase from the same periods in 1999. EBITDA as a percentage of net revenues increased to 16.5% and 15.8% for the three and six months ended June 30, 2000, respectively from 15.4% and 15.2% for the prior year periods. The increase in EBITDA as a percentage of net revenues reflects higher gross profit margin percentage partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.1 million in proceeds net of offering expenses. As of June 30, 2000, we had $151.3 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

         Net cash provided from operating activities was $55.7 million for the six months ending June 30, 2000, compared to $26.2 million for the same period in 1999, representing an increase of 112%. Capital expenditures were $0.5 million for the six months ended June 30, 2000. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements. Our parent, USA Networks, Inc. paid $12.5 million to the predecessor business for the contingent purchase price based upon the attainment of specified targets during the year ended December 31, 1999, and subsequent to June 30, 2000, USA Networks, Inc. made an additional $45.6 million payment, which is subject to further adjustment, based upon the operating performance of the Company for the twelve month period ended March 31, 2000.

         Our company generates significant cash flows from operations, and cash flows are expected to increase as revenues increase due to our billing and payment policies. Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our working capital requirements for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete sizable strategic acquisitions or other business combinations in 2000 or beyond.

SEASONALITY

         Our revenues are influenced by the seasonal nature of holiday travel in the markets we serve, and have historically peaked in the fall. As our business expands into new markets, the impact of seasonality is expected to lessen.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

      The foregoing discussion contains "forward-looking statements" within the meaning of the securities laws concerning our plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as "outlook" for an upcoming period of time, or words and phrases such as "should," "expect," "hope," "plans," "projected," "believes," "forward-looking" (or variants of those words and phrases) or similar language indicating the expression of our opinion or view concerning the future.

      These forward-looking statements are subject to risks and uncertainties based on a number of factors and our actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of our revenue and market share; our ability to add desirable cities and hotels to our hotel product offerings; our ability to grow and service our affiliate network; our ability to effectively manage our business functions while growing at a rapid rate; the quality of our plans and strategies, and our ability to execute such plans and strategies. In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control.

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

      Other risks, which should be considered in connection with forward-looking statements, are described under the heading "Risk Factors" in our initial public offering Prospectus filed with the Securities and Exchange Commission on February 25, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. However, we are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 10% of our revenues are currently derived from hotel accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits.


              EXHIBIT
              NUMBERS                            EXHIBITS
              -------                            --------
              3.1**          Restated Certificate of Incorporation of the Company
              3.2**          Restated Bylaws of the Company
              4.1**          Specimen Certificate evidencing Common Stock
              27.1*          Financial Data Schedule
              27.2*          Financial Data Schedule
              27.3*          Financial Data Schedule
              27.4*          Financial Data Schedule
              27.5*          Financial Data Schedule


---------------------------------
*   Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.

(b)      Reports on Form 8-K.

         NONE.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOTEL RESERVATIONS NETWORK, INC.

Date:    August 11, 2000               By: /s/ Jack Rubin
                                           -------------------------------------
                                           Jack Rubin
                                           Chief Financial and Strategic Officer

                                  EXHIBIT INDEX


              EXHIBIT
              NUMBERS                     EXHIBITS
              -------                     --------
              3.1**          Restated Certificate of Incorporation of the Company
              3.2**          Restated Bylaws of the Company
              4.1**          Specimen Certificate evidencing Common Stock
              27.1*          Financial Data Schedule
              27.2*          Financial Data Schedule
              27.3*          Financial Data Schedule
              27.4*          Financial Data Schedule
              27.5*          Financial Data Schedule


-------------------------
*   Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.