Form 10-Q
period 2000-09-30
HOTEL RESERVATIONS NETWORK INC
filed 2000-11-13
CIK 1098322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

         (Mark One)
                [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         for the Quarterly Period Ended
                               September 30, 2000

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

                          ----------------------------

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class             Number of shares outstanding at November 1, 2000
              -----             ------------------------------------------------
     Class A Common Stock                      16,234,900
     Class B Common Stock                      38,999,100

                        HOTEL RESERVATIONS NETWORK, INC.
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                           Page #
                                                                                                           ------
    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                  December 31, 1999 ...................................................................       1

                  Unaudited Condensed Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 2000 and 1999............................       2

                  Unaudited Condensed Consolidated Statements of Changes in Stockholders'
                    Equity for the Nine Months Ended September 30, 2000................................       3

                  Unaudited Condensed Consolidated Statements of Cash Flows For the
                    Nine Months Ended September 30, 2000 and 1999......................................       4

                  Notes to Unaudited Condensed Consolidated Financial Statements.......................       5

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.....................................................................       8

    Item 3.       Quantitative and Qualitative Disclosure About Market Risk............................      13

PART II - OTHER INFORMATION

    Item 6.       Exhibits and Report on Form 8-K

    SIGNATURES.......................................................................................        15

    EXHIBIT INDEX....................................................................................        16

                         PART I - FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        HOTEL RESERVATIONS NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                                              2000                  1999
                                                                                     ----------------------  -------------------
                                            ASSETS                                        (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                                    $115,669               $6,257
     Marketable securities - available for sale                                                     55,184                4,906
     Accounts and notes receivable                                                                     100                   78
     Prepaid hotel rooms                                                                             1,162                  938
     Due from USAi                                                                                       -                   85
     Current portion of non-cash deferred distribution and marketing costs                           4,940                    -
     Other                                                                                           2,992                  885
                                                                                     ----------------------  -------------------
           Total current assets                                                                    180,047               13,149

PROPERTY AND EQUIPMENT
     Computer equipment                                                                              2,650                1,642
     Buildings and leasehold improvements                                                              285                  233
     Furniture and other equipment                                                                     763                  453
                                                                                     ----------------------  -------------------
                                                                                                     3,698                2,328
     Less accumulated depreciation and amortization                                                  (867)                (340)
                                                                                     ----------------------  -------------------
                                                                                                     2,831                1,988
OTHER ASSETS
     Goodwill, net of amortization of $40,768 and $12,897 at September 30, 2000
        and December 31, 1999, respectively                                                        365,367              187,411
     Non-cash deferred distribution and marketing costs, less current portion                        6,859                    -
     Deferred tax asset                                                                              5,938                1,638
     Other assets                                                                                       60                   64
                                                                                     ----------------------  -------------------
                                                                                                  $561,102             $204,250
                                                                                     ======================  ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                                                       $29,608              $16,252
     Deferred revenue                                                                               43,496               16,447
     Amounts due under acquisition agreement                                                             -               17,500
     Income tax payable                                                                              5,712                4,008
     Due to USAi                                                                                     1,870                    -
     Other                                                                                           4,586                3,696
                                                                                     ----------------------  -------------------
Total current liabilities                                                                           85,272               57,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding                    -                    -
     Class A common stock, $.01 par value; 600,000,000 shares authorized,
         16,234,900 shares outstanding at September 30, 2000                                           163                    -
     Class B common stock, $.01 par value; 150,000,000 shares authorized,
         38,999,100 share outstanding at September 30, 2000 and December 31, 1999                      390                  390
     Additional paid-in capital                                                                    465,501              141,923
     Retained earnings                                                                               9,801                4,122
     Accumulated other comprehensive loss                                                             (25)                 (88)
                                                                                     ----------------------  -------------------
           Total stockholders' equity                                                              475,830              146,347
                                                                                     ----------------------  -------------------
                                                                                                  $561,102             $204,250
                                                                                     ======================  ===================

         The accompanying notes are an integral part of these statements

                        HOTEL RESERVATIONS NETWORK, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                           PERIOD
                                                        THREE MONTHS           NINE MONTHS   --------------------------------------
                                                      ENDED SEPTEMBER 30,       ENDED        JANUARY 1
                                                 ------------------------------                  TO             MAY 11 TO
                                                                               SEPTEMBER 30.  MAY 10, 1999     SEPTEMBER 30,
                                                       2000          1999         2000        (PREDECCESSOR)        1999
                                                 ---------------  ------------ -------------  --------------   -------------
Net revenues                                         $ 94,618      $ 47,652      $ 227,963      $ 37,701      $ 70,670
Operating costs and expenses
 Cost of sales                                         65,723        34,150        158,276        26,117        50,586
 Selling, general and administrative                   15,169         7,189         35,210         6,090        10,107
 Non-recurring acquisition related costs                    -             -              -        20,257             -
 Non-cash distribution and marketing                    1,235             -          2,956             -             -
 Amortization of goodwill                              10,591         5,025         27,871             -         7,834
                                                     --------      --------      ---------      --------      --------
Total operating costs and expenses                     92,718        46,364        224,313        52,464        68,527
                                                      -------       -------      ---------       -------       -------
Operating profit (loss)                                 1,900         1,288          3,650       (14,763)        2,143

Other income (expense)
 Interest income                                        2,597           586          5,618           420           761
 Interest expense                                          (3)           (4)           (34)           (5)           (7)
 Gain on sales of securities                                -             -              -           471             -
 Other                                                      -             -              -            14             -
                                                        -----           -----        -----          -----       ------
Income (loss) before income tax expense                 4,494         1,870          9,234       (13,863)        2,897
                                                                                                              --------
Income tax expense                                     (1,730)         (692)        (3,555)            -        (1,072)
                                                     --------      --------      ---------      --------      --------
  Net income (loss)                                  $  2,764      $  1,178      $   5,679      ($13,863)     $  1,825
                                                     ========      ========      =========      ========      ========
  Basic and diluted earnings (loss)
per common share                                     $   0.05      $   0.03      $    0.11      $  (0.36)     $   0.05
                                                     ========      ========      =========      ========      ========
 Weighted average number of shares
 used to compute basic earnings
 (loss) per common share                               55,214        38,999         51,957        38,999        38,999
                                                     ========      ========      =========      ========      ========
 Weighted average number of shares
 used to compute diluted
 earnings (loss) per common share                      56,487        38,999         52,660        38,999        38,999
                                                     ========      ========      =========      ========      ========

PRO FORMA TAX INFORMATION IF
PREDECESSOR WERE A C-CORPORATION

Historical loss before income tax benefit                                                       ($13,863)
Pro forma income tax benefit                                                                       5,129

Pro forma net loss                                                                              ($ 8,734)

Pro forma basic and diluted earnings
    per common share                                                                            ($  0.22)

Weighted average number of shares used to
compute pro forma basic and diluted loss per share                                                38,999

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                       Additional         OTHER
                                                          CLASS A          CLASS B       PAID-IN      COMPREHENSIVE      RETAINED
                                              TOTAL      COMMON STOCK    COMMON STOCK    CAPITAL      INCOME (LOSS)      EARNINGS
Balance at January 1, 2000                    $146,347    $         -            $390      $141,923             ($88)       $4,122

Comprehensive income:
  Three months ended March 31, 2000:
      Net income                                 1,165              -               -             -                 -        1,165
      Accumulated other comprehensive loss          (6)             -               -             -               (6)            -
                                               --------
                                                 1,159

   Three months ended June 30, 2000:
      Net income                                 1,750              -               -             -                 -        1,750
      Accumulated other comprehensive loss          (6)             -               -             -               (6)            -
                                               --------
                                                 1,744

   Three months ended September 30, 2000:
      Net income                                 2,764              -               -             -                 -        2,764
      Accumulated other comprehensive income        75              -               -             -                75            -
                                               --------
                                                 2,839
                                               --------
Comprehensive income                            $5,742
                                               ========
Issuance of common stock in connection
  with acquisition of predecessor              159,998            100               -       159,898                 -            -

Proceeds from issuance of common stock,
  net of issuance cost of $9,302                90,060             62               -        89,998                 -            -

Issuance of stock warrants to Internet
  affiliates                                    14,755              -               -        14,755                 -            -

Capital contribution by USAi related to
  the payment of contingent purchase price      58,328              -               -        58,328                 -            -

Issuance of common stock upon exercise of
  options                                          401              1               -           400                 -            -

Income tax benefit related to stock
  options exercised                                199              -               -           199                 -            -
                                           ------------ --------------  -------------- ------------- -----------------   ----------
Balance at September 30, 2000                 $475,830           $163            $390      $465,501             ($25)       $9,801
                                           ============ ==============  ============== ============= =================   ==========

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED       PERIOD JANUARY 1 TO    PERIOD MAY 11 TO
                                                                    SEPTEMBER 30,            MAY 10, 1999         SEPTEMBER 30,
                                                                        2000                (PREDECESSOR)              1999
                                                                  --------------------  ------------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $5,679               $(13,863)              $1,825
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation                                                                527                     119                 184
       Amortization of goodwill                                                 27,871                       -               7,834
       Amortization of deferred distribution and marketing
         costs                                                                   2,956                       -                   -
       Gain on sale of securities                                                    -                   (471)                   -
       Non-cash compensation charge                                                  -                  12,900                   -
       Deferred income taxes                                                   (4,300)                       -               (979)
       Changes in operating assets and liabilities
           Accounts and notes receivable                                          (22)                      20                  10
           Prepaid hotel rooms                                                   (224)                   (179)               (757)
           Accounts payable, trade                                              13,356                   7,123               7,323
           Deferred revenue                                                     27,049                  11,994               4,839
           Due to USAi, net                                                      1,955                       -                   -
           Income tax payable                                                    1,903                       -                   -
           Other accrued liabilities                                               890                   (371)               3,406
           Other current assets, net                                           (2,107)                    (49)               (462)
                                                                  ---------------------  ---------------------- -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       75,533                  17,223              23,223

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of TMF and HRN Marketing, net of cash
           acquired                                                                                          -           (157,985)
       Payment of purchase price for acquisition of
          predecessor                                                          (5,000)                       -                   -
       Capital expenditures                                                    (1,370)                   (222)               (589)
       Purchase of marketable securities                                      (50,216)                 (8,434)             (1,500)
       Proceeds from sale of marketable securities                                   -                  11,631                 995
       Other, net                                                                    4                      31                (13)
                                                                  ---------------------  ---------------------- -------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                           (56,582)                   3,006           (159,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital contribution by USAi                                                  -                       -             182,313
       Net proceeds from issuance of stock                                      90,461                       -                   -
       Dividend distribution to USAi                                                 -                       -            (40,000)
                                                                  ---------------------  ---------------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       90,461                       -             142,313
                                                                  ---------------------  ---------------------- -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      109,412                  20,229               6,444

Cash and cash equivalents at beginning of period                                 6,257                   4,964                   -
                                                                  ---------------------  ---------------------- -------------------

Cash and cash equivalents at end of period                                    $115,669                 $25,193              $6,444
                                                                  =====================  ====================== ===================
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                      $34                      $5                  $7
       Cash paid for taxes                                                      $5,984                       -                   -
       Capital contribution by USAi to fund purchase price
           liability                                                           $58,328                       -                   -
       Issuance of Warrants                                                    $14,755                       -                   -
       Issuance of common stock in connection with
           acquisition of predecessor                                         $159,998                       -                   -

                 The accompanying notes are an integral part of
                               these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, RECAPITALIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company") is a leading consolidator of hotel rooms for resale in the consumer market in the United States. The Company also sells hotel rooms in Canada and Western Europe. The Company is a subsidiary of USA Networks, Inc. ("USAi"). On May 10, 1999, Hotel Reservations Network acquired substantially all of the assets and assumed substantially all of the liabilities of two companies, which operated the Hotel Reservations Network service. Thus, the results of operations for the period from January 1, 1999 to May 10, 1999 represent those of the Company's predecessor. See Note 3 for further information.

     On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 3 for further discussion.

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

BASIS OF PRESENTATION

     The interim Condensed Consolidated Financial Statements and Notes thereto of the Company are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's 1999 financial statements included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission ("SEC") in connection with the Company's initial public offering.

ADVERTISING

     Advertising expense for the three-month and nine-month periods ending September 30, 2000 was $2.5 million and $5.9 million, respectively. Advertising expense for the three-month period ending September 30, 1999 was $2 million and for the periods January 1 to May 10, 1999 and May 11 to September 30, 1999 were $1.4 million and $2.7 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of September 30, 2000, capitalized advertising is $0.3 million. Other advertising costs are expensed in the period incurred.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC; however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted in years beginning after June 15, 2002. The Company does not currently use derivatives and therefore management does not anticipate that the adoption of the new statement will have any effect on earning or the financial position of the Company

STOCK WARRANTS

     Stock warrants have been issued in conjunction with certain affiliation agreements. These warrants are accounted for in accordance with EITF 96-18, and the fair value of the warrants is amortized over the term of the related warrant agreements as non-cash distribution and marketing expense.

NOTE 2 - BUSINESS ACQUISITION

     On May 10, 1999 the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. and HRN Marketing Corp., which operated the Hotel Reservations Network service. The total purchase price paid through September 30, 2000 is $405 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $45.8 million based on operating performance for the twelve-month period ended March 31, 2000, which amount is subject to certain adjustments as defined in the asset purchase agreement; and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company's obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering.

     The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $406.1 million is being amortized over a life of ten years.

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

NOTE 4 - MARKETABLE SECURITIES AVAILABLE FOR SALE

     Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $55.23 million and aggregate market value of $55.18 million resulting in a pre-tax unrealized loss of $0.04 million. The cumulative unrealized loss of $0.04 million is shown as a component of comprehensive income net of income tax benefits of $0.02 million. These investments have maturity dates generally less than one year.

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

     The Company also entered into other exclusive affiliate distribution and marketing agreements and has issued fully vested, non-forfeitable warrants to purchase 1,428,365 shares of class A common stock at $16.00 per share. The Company recorded an asset of approximately $14.8 million, which represented the fair value of the warrants at the time of issuance. The asset is amortized ratably as non-cash distribution and marketing expenses over the terms of warrant agreements.

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

NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. and HRN Marketing Corp., which operated the Hotel Reservations Network service. Thus, the results of operations for the period from January 1, 1999 to May 10, 1999 represent those of the Company's predecessor. The results of operations information below compares the Company's historical information for the three months and nine months ended September 30, 2000 with the Company's historical information for the three month's ended September 30, 2000 and the combined results of the Company's predecessor business for the period from January 1, 1999 through May 10, 1999 and the Company's historical information for the period from May 11, 1999 to September 30, 1999. Unless the context otherwise requires, the terms "we," "us," "our," "our company," "the Company" and "Hotel Reservations Network" refer to Hotel Reservations Network, Inc. and our predecessor entities.

GENERAL

     Our company is a leading online consolidator of hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call center. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms at wholesale prices and sell these rooms to consumers, predominantly at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At September 30, 2000, we had room supply agreements with over 2,100 hotels in 83 major markets in North America and Western Europe. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (HISTORICAL) COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 (COMBINED HISTORICAL)

REVENUES

     For the three months ended September 30, 2000, the Company generated revenues of $94.6 million, an increase of 99% over the $47.7 million of revenues generated in the same period in 1999. For the nine months ended September 30, 2000, the Company generated revenues of $228 million, an increase of 110% over the $108.4 million of revenues generated in same period in 1999. The increase for the quarter and the nine-month period was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. As a percentage of total revenues, Internet generated sales increased to 94% and 92% for the three and nine months ended September 30, 2000, respectively from 85% and 79% for the same periods in 1999. Affiliates generate sales of rooms in exchange for commissions on those rooms. Sales from affiliate websites accounted for approximately 53% of the total revenues for the quarter and nine months of 2000 compared to 44% and 39% during the same periods in 1999. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 23 new markets during the quarter, and 43 new markets during the first nine months of 2000, reaching a total of 83 compared to 38 at September 30 1999, representing a 118% increase.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 114% to $28.9 million in the third quarter of 2000 from $13.5 million in the third quarter of 1999. Gross profit margin for the three months ended September 30, 2000 increased to 30.5% from 28.3% for the prior year period.

     Gross profit increased 120% to $69.7 million for the nine months ended September 30, 2000 from $31.7 million in the same period in 1999. Gross profit margin for the nine months ended September 30, 2000 increased to 30.6% from 29.2% for the prior year period.

     The increase in gross profit margin was the result of improved revenue management, the sale mix of rooms sold in varying markets and a slight increase in revenue per room night sold.

     Cost of sales and gross profit reflect a reclassification in 1999 of affiliate commissions from cost of sales to selling, general and administrative costs. This reclassification resulted in a reduction of cost of sales and an increase of selling, general and administrative costs of $0.8 million for the third quarter of 1999 and $1.6 million for the nine months ended September 30, 1999.

SELLING GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 111% for the quarter ended September 30, 2000 over the same period in 1999. As a percentage of net revenues, selling, general and administrative costs for the three months ended September 30, 2000 increased to 16.0% from 15.1% for the same period in 1999.

     Overall selling, general and administrative costs increased 117% for the nine months ended September 30, 2000 over the same period in 1999. As a percentage of net revenues, selling, general and administrative costs for the nine months ended September 30, 1999 increased to 15.4% from 14.9% for the same period in 1999.

     The increase in selling, general and administrative costs as a percentage of net revenues for the quarter and nine month period were a result of a substantial increase in affiliate fees corresponding to the increase in the percentage of net revenues generated through our affiliate network and an increase in average commission rates, partially offset by economies of scale recognized in our personnel and telecommunications costs.

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

NON-CASH DISTRIBUTION AND MARKETING

     Non-cash deferred distribution and marketing costs of $1.2 million and $3.0 million during the three and nine months ended September 30, 2000, respectively, consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued on February 24, 2000 and are amortized over the term of the warrant agreements.

AMORTIZATION OF GOODWILL

     Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflects amortization expense for the full quarter and nine-month period in 2000 versus amortization expense in 1999 from May 11, 1999, the date of acquisition of the Company's predecessor business.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (HISTORICAL) TO THE PRO FORMA RESULTS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

                        HOTEL RESERVATIONS NETWORK, INC.
 UNAUDITED CONDENSED CONSOLIDATED ACTUAL AND PRO FORMA STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------  ----------------------------------------
                                                              PRO FORMA      HISTORICAL                 PRO FORMA       HISTORICAL
                                                 2000            1999           1999          2000         1999            1999
                                              ------------    -----------    ------------  ------------ ------------   ------------
Net revenues                                      $94,618        $47,652         $47,652      $227,963     $108,371        $108,371

Cost of revenues                                   65,723         34,150          34,150       158,276       76,703          76,703

Gross profit                                       28,895         13,502          13,502        69,687       31,668          31,668

Operating expenses
    Selling general and administrative
          expense                                  14,987          7,103           7,060        34,683       16,052          15,894
    Non-recurring acquisition related costs             -              -               -             -            -          20,257
    Amortization of non-cash distribution
          and marketing expense                     1,235              -               -         2,956            -               -
    Amortization of goodwill                       10,591         10,591           5,025        27,871       27,871           7,834
    Depreciation and amortization                     182            129             129           527          303             303
                                              ------------    -----------    ------------  ------------ ------------   ------------
Income (loss) from operations                      $1,900       $(4,321)          $1,288        $3,650    $(12,558)       $(12,620)
                                              ============    ===========    ============  ============ ============   ============
EBITDA                                            $13,908         $6,399          $6,442       $35,004      $15,616        $(4,483)
                                              ============    ===========    ============  ============ ============   ============

     The pro forma information for the three and nine months ended September 30, 1999, include adjustments to (1) record goodwill amortization expense for the full periods, (2) eliminate non-recurring acquisition related cost, and (3) increase selling general and administrative expenses by $43,000 and $158,000 for the three and nine months ended September 30, 1999 respectively, in order to present comparable officer's compensation.

     EBITDA grew to $13.9 million and $35.0 million for the three and nine-month periods ending September 30, 2000, respectively, a 117% and 124% increase from proforma for the same periods in 1999. EBITDA as a percentage of net revenues increased to 14.7% and 15.4% for the three and nine months ended September 30, 2000, respectively from 13.4% and 14.4% from the proforma for the prior year periods. The increase in EBITDA as a percentage of net revenues reflects higher gross profit margin percentage partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.1 million in proceeds net of offering expenses. As of September 30, 2000, we had $170.9 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

     Net cash provided from operating activities was $75.3 million for the nine months ending September 30, 2000, compared to $40.4 million for the same period in 1999, representing an increase of 86%. Capital expenditures were $1.4 million for the nine months ended September 30, 2000. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements. Our parent, USA Networks, Inc. paid $12.5 million to the predecessor business for the contingent purchase price based upon the attainment of specified targets during the year ended December 31, 1999, and an additional $45.8 million payment, which is subject to further adjustment, based upon the operating performance of the Company for the twelve month period ended March 31, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits.

       EXHIBIT
       NUMBERS                                           EXHIBITS

       3.1**          Restated Certificate of Incorporation of the Company
       3.2**          Restated Bylaws of the Company
       4.1**          Specimen Certificate evidencing Common Stock
       10.1*          Letter Agreement dated September 4, 2000 between the
                      Company and Jack Rubin
       27.1*          Financial Data Schedule
       27.2*          Financial Data Schedule
       27.3*          Financial Data Schedule
       27.4*          Financial Data Schedule


-------------------
*   Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.

(b)      Reports on Form 8-K.

     On October 24, 2000, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the third quarter of 2000 and the Company's expectations for the fourth quarter of 2000 and calendar year 2000.

     On October 26, 2000, the Company furnished information under Item 9 of Form 8-K regarding its expectations for the fourth quarter of 2000, and calendar years 2001 and 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOTEL RESERVATIONS NETWORK, INC.

Date:      November 13, 2000              By:        /s/ Mel Robinson
                                                -------------------------------
                                                   Mel Robinson
                                                         Chief Financial and
                                                          Strategic Officer

                                  EXHIBIT INDEX

              EXHIBIT
              NUMBERS                                         EXHIBITS

              3.1**          Restated Certificate of Incorporation of the
                             Company
              3.2**          Restated Bylaws of the Company
              4.1**          Specimen Certificate evidencing Common Stock
              10.1*          Letter Agreement dated September 4, 2000 between
                             the Company and Jack Rubin
              27.1*          Financial Data Schedule
              27.2*          Financial Data Schedule
              27.3*          Financial Data Schedule
              27.4*          Financial Data Schedule

-------------------------
*   Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.