Form 10-K405
period 2000-12-31
HOTEL RESERVATIONS NETWORK INC
filed 2001-04-02
CIK 1098322

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        HOTEL RESERVATIONS NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

                           COMMISSION FILE NO. 0-29575


             DELAWARE                                            75-2817683
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

              8140 WALNUT HILL LANE, SUITE 800, DALLAS, TEXAS 75231 (Address of Registrant's principal executive offices)

      (Registrant's telephone number, including area code): (214) 361-7311


          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE

                                   -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 16, 2001, the following shares of the Registrant's capital stock were outstanding:

Class A Common Stock...............................................   16,578,923
Class B Common Stock...............................................   38,999,100
Total..............................................................   55,578,023

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was $171,490,000. For the purpose of the foregoing calculation only, USA Networks, Inc., and all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant. The aggregate market value of all voting stock of the Registrant as of March 16, 2001 was $1,448,530,000.

     Documents Incorporated By Reference: The Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated by reference herein in
Part III, Items 10, 11, 12, and 13.


================================================================================

                                                        INDEX


                                                                                                           PAGE
                                                                                                           ----
                                                        PART I

Item 1.   Business......................................................................................     3
Item 2.   Properties....................................................................................    14
Item 3.   Legal Proceedings.............................................................................    14

                                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................    15
Item 6.   Selected Financial Data.......................................................................    16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........    18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................................    26
Item 8.   Consolidated Financial Statements and Supplementary Data......................................    27
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........    55

                                                       PART III

Item 10.  Directors and Executive Officers of the Registrant............................................    54
Item 11.  Executive Compensation........................................................................    54
Item 12.  Security Ownership of Certain Beneficial Owners and Management................................    54
Item 13.  Certain Relationships and Related Party Transactions..........................................    54

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    55

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Hotel Reservations Network, Inc. ("HRN") is a leading consolidator of hotel and other lodging accommodations. We contract with lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. Our supply relationships also often allow us to offer our customers accommodation alternatives for otherwise unavailable dates. In addition, through our wholly owned subsidiary TravelNow.com Inc., we offer our customers the ability to book hotel rooms, airline travel and car rentals.

     In this report, the terms "we," "us," "our," "our company," "HRN" or "Hotel Reservations Network" refer to Hotel Reservations Network, our subsidiaries and our predecessor entities.

OUR HISTORY

     HRN was formed in Delaware on March 25, 1999 as a direct, wholly owned subsidiary of USA Networks, Inc. ("USAi"), our parent company. HRN was formed in connection with negotiations for a possible transaction between USAi, and TMF, Inc. and HRN Marketing Corp.

     On April 13, 1999, we entered into a definitive agreement with USAi, TMF, Inc., HRN Marketing Corp. and Messrs. David Litman and Robert Diener to acquire substantially all the assets and liabilities of TMF, Inc. and HRN Marketing Corp. This transaction was completed on May 10, 1999. Consequently, TMF, Inc. and HRN Marketing Corp. are, collectively, our predecessor business. Along with their spouses and trusts for the benefit of some members of their families, Messrs. Litman and Diener were the sole stockholders of TMF, Inc. and HRN Marketing Corp. Since the acquisition, Messrs. Litman and Diener have continued on as our Chief Executive Officer and President, respectively.

INITIAL PUBLIC OFFERING

     In February 2000, we sold 6.2 million shares of our class A common stock in an initial public offering. Our class A common stock is currently traded on the Nasdaq National Market under the symbol "ROOM."

CORPORATE STRUCTURE AND CONTROLLING STOCKHOLDER

     Our capital stock currently consists of class A common stock and class B common stock. All of the outstanding shares of our class B common stock are held by USAi. Subject to certain conditions, each share of class B common stock is convertible into one share of class A common stock. Except as otherwise provided by applicable law, each share of class B common stock has 15 votes on any matter submitted to a vote of our stockholders and each share of class A common stock has one vote on any matter submitted to a vote of our stockholders.

     USAi currently holds approximately 70% of our outstanding capital stock and approximately 97% of the total voting power of HRN. As a result, USAi is effectively able to control the outcome of nearly all matters submitted to a vote of our stockholders.

RECENT TRANSACTION

     In January 2001, we entered into an agreement to acquire all of the outstanding equity securities of TravelNow.com Inc. for approximately $47.4 million is cash. The acquisition was consummated on February 16, 2001, and TravelNow.com became our wholly owned subsidiary. TravelNow.com Inc. provides its customers the ability to book hotel rooms, airline travel and car rentals through its own website WWW.TRAVELNOW.COM, and through more than 12,000 affiliated websites.

                             DESCRIPTION OF BUSINESS

OVERVIEW

     We are a leading consolidator of hotel and other lodging accommodations. We contract with lodging properties in advance for volume purchases at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, these supply relationships often allow us to offer our customers lodging accommodation alternatives for otherwise unavailable dates. At December 31, 2000, Hotel Reservations Network had room supply agreements with approximately 2,600 hotels in 97 major markets in North America, the Caribbean, Western Europe and Asia, and with 113 vacation rental properties in 17 markets in North America and the Caribbean.

     We market our lodging accommodations primarily over the Internet through our own websites, WWW.HOTELDISCOUNT.COM, WWW.180096HOTEL.COM, WWW.CONDOSAVER.COM and WWW.TRAVELNOW.COM, through third-party websites and through our telephone call centers. Hotel Reservations Network has negotiated affiliate marketing agreements with many of the leading travel-related websites including Travelocity, nwa.com (operated by Northwest Airlines), and Cheap Tickets, and over 16,000 other affiliated websites. We are also prominently featured on and directly linked to most of the leading Internet search engines and online communities, including America Online, Lycos, Yahoo!, Excite, Infoseek and CitySearch. Through these agreements, our accommodations are prominently featured on and linked to these affiliated websites on a co-branded or private label basis.

     We have room supply relationships with a wide range of independent hotel operators and lodging properties, as well as lodging properties associated with national chains, including Hilton, Sheraton, Wyndham, Radisson, Best Western, Loews, Doubletree and Hampton Inn. We believe that these suppliers view Hotel Reservations Network as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotel Reservations Network contracts in advance for volume room commitments, its supply contracts typically allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotel Reservations Network contracts to purchase rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotel Reservations Network has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotel Reservations Network to accurately monitor its room inventory and provide prompt, efficient customer service. We believe that our supply contracts and revenue management capabilities differentiate Hotel Reservations Network from retail travel agencies and other commission-based resellers of accommodations.

     In addition, through our wholly owned subsidiary TravelNow.com Inc., we offer customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies. TravelNow has developed proprietary software to interface with multiple electronic global distribution services, and to provide customers with access to real-time information regarding the availability and rates of such travel providers, and the ability to book reservations on-line. We earn a commission on the booking of such travel products either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

     Our corporate headquarters are located at 8140 Walnut Hill Lane, Suite 800, Dallas, Texas 75231, and our telephone numbers are (214) 361-7311, (800) 96-hotel and (800) 715-7666. Our world wide websites are WWW.HOTELDISCOUNT.COM, WWW.180096HOTEL.COM, WWW.CONDOSAVER.COM and WWW.TRAVELNOW.COM. The information on our websites is not incorporated herein.

OPERATIONS

     We service our customer base through the Internet and our call center operations. Although the Internet is generating an increasing proportion of our business, both operations have experienced significant growth.

     INTERNET OPERATIONS. We offer lodging accommodations through our WWW.HOTELDISCOUNT.COM, WWW.180096HOTEL.COM, WWW.CONDOSAVER.COM and WWW.TRAVELNOW.COM websites and over 16,000 affiliated websites. Our websites are completely automated and allow customers to compare lodging booking options, price, availability and amenities and to book, charge and confirm orders within seconds. Our websites are designed to provide customers with quick, efficient and flexible service in a manner that facilitates comparison shopping. Our Internet generated bookings (which includes bookings made by customers completely over the Internet, as well as bookings made in our call centers that originated from our websites or our affiliates' websites) accounted for 44%, 81% and 93% of our total bookings in 1998, 1999 and 2000, respectively.

     CALL CENTER OPERATIONS. We currently employ approximately 250 people in our call centers in Dallas, Ft. Worth and Pharr, Texas, and Springfield, Missouri. Our toll-free call centers handle thousands of calls daily to our general toll-free numbers (1-800-96-hotel and 1-800-715-7666) and also to the toll-free numbers of various travel clubs and affinity groups for which we provide service. Our highly-trained call center sales force is equipped to quickly review a comprehensive list of the hotels and prices in individual markets and to provide information on location and amenities. Our management continuously monitors wait times and phone conversations to ensure superior sales technique and compliance with our policies. We staff our call centers to service our customers on a 24-hour a day, seven day a week basis.

     REVENUE MANAGEMENT TECHNIQUES. We have developed revenue management and booking software that allows us to monitor available rooms, prices and sales trends on a real-time basis to maximize revenues and gross profit, to process transactions quickly and to provide prompt, effective customer service. We have integrated this software with our websites and call center operations so that customers always receive current room availability and pricing information. We are developing enhancements to our software that will enable us to further automate and enhance our revenue management capabilities.

SUPPLY ARRANGEMENTS

     We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability. We obtain room inventory from approximately 2,700 lodging properties through two primary methods: (a) contracting for initial room allotments, where we have the opportunity to purchase rooms at predetermined wholesale rates and often may return unsold inventory to the lodging property within a specified period of time, and (b) purchasing rooms in advance when we feel there is a strong likelihood of selling all of the rooms. Most of our contracts are not exclusive and must be renewed annually.

     Our proprietary software allows us to continuously update our room availability and keeps us aware of our supply needs. As a result, we are able to monitor our room supply and return rooms or request additional rooms as necessary. We have developed a strong reputation with our suppliers because we are able to fill a consistently high percentage of our contracted room allotments.

     In addition, through TravelNow.com, we have entered into contracts with multiple electronic global distribution services ("GDS"). Our contracts with these GDS systems permit us to use our proprietary software to access information with respect to over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, 300 airlines, and 60 car rental companies, including availability and rates for these travel products, and the ability to book reservations on-line.

MARKETING AND SALES

     ONLINE MARKETING SOURCES. Our websites, WWW.HOTELDISCOUNT.COM, WWW.180096HOTEL.COM, WWW.CONDOSAVER.COM and WWW.TRAVELNOW.COM, are among the most accessed and used lodging booking sites on the Internet. Our websites also are integrated into many of the leading travel-related websites on the Internet, and are prominently featured on and linked to many of the leading Internet search engines and online communities. Our standard affiliate agreements contain provisions whereby we pay a commission for bookings originated from the affiliate's website. In 1997, we began circulating a weekly free online newsletter highlighting available hotels and rates in selected markets to subscribers. Our subscribers have increased from 30,000 at December 31, 1997 to over 1.1 million at December 31, 2000. We will seek to continue to expand this number of subscribers as traffic on our websites increases.

     ADVERTISING. We selectively purchase advertising, both in traditional print media, and online, where we can obtain preferred placement.

     TRAVEL AGENCIES, TRAVEL CLUBS AND OTHER MEMBERSHIP ORGANIZATIONS. We consider travel agencies to be marketing affiliates and, as such, work with a network of thousands of agencies to ensure awareness of our accommodations and booking options. We pay a commission to travel agents who book rooms on behalf of their customers. Commissions are tracked by the International Association of Travel Agents' numbers that are input directly on our websites or provided to our call center agents at the time of booking. We also are affiliated with a variety of travel clubs and membership organizations which promote our company as a source of hotel accommodations. In addition, we provide accommodation booking services for a number of membership clubs on a private label basis.

     MEDIA PROMOTION. We have developed a significant media network through our use of television, radio, newspapers and magazines. Our President, Mr. Robert Diener, is featured regularly on over 100 radio stations across the country. In addition, our products and services have been featured by such media outlets as The New York Times, the Los Angeles Times, USA Today, The Wall Street Journal and The Chicago Tribune and have been profiled on CNN, CBS, MSNBC and CNBC.

TECHNOLOGY

     We have developed proprietary booking software that automatically updates room availability and enables us to provide efficient customer service. The software is integrated with our websites and call center operations and completes booking, billing and accounting functions within seconds. In addition, the software reports daily bookings by lodging property, city and room type so that management can monitor room availability.

     Our hardware platform for the Internet consists of an IBM RS 6000 and Silicon Graphics Internet servers. We maintain our database on an IBM AS-400 model 820 with a RAID disk storage tower and conduct daily backup functions for off-site storage. We access the Internet backbone via T-1 data communication lines. Our call center operations are managed by a Lucent Definity G3 Octel switch. We also maintain backup power supplies in the event of power outages. Our systems have not experienced significant downtime in over five years. We maintain an Internet firewall to protect our internal systems. All credit card transactions are processed using encryption technology, including public key cryptology and secured socket layer technology.

COMPETITION

     The market for travel products and services, and particularly the market for lodging accommodations, is intensely competitive and has relatively low barriers to entry. We believe that competition in the lodging accommodations market is based predominantly on:

     o    price;

     o    selection and availability of lodging alternatives;

     o    selection of destination markets;

     o    ease of use of online booking service;

     o    customer service;

     o    reliability; and

     o    travel-related content.

     We compete against other consolidators of lodging accommodations, hotels, travel agencies and other online travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. We believe that this trend will continue. Hotels and travel agents also may continue to rely upon central reservations systems. We also compete against travel-related websites such as Expedia, Travelocity, TravelWeb (operated by Pegasus Solutions), Places to Stay (operated by WorldRes), Priceline.com, Travelscape and GetThere.com, among others. Although we currently have agreements with some of these websites under which our booking engine is prominently displayed on and integrated into their websites, there can be no assurance that these affiliations will continue in the future or that they will continue to be beneficial to our business and we may find ourselves in competition with these affiliates. As the market for online travel products and services grows, we believe that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that compete with our online products and services. We also face potential competition from Internet companies not yet in the leisure travel market and from travel companies not yet operating online. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the products and services we provide.

     In addition, some of our current and potential competitors, including Travelocity and Expedia, have greater brand recognition, longer operating histories, larger customer bases and greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. There can be no assurance that we will be able to compete successfully against current and future competitors or address increased competitive pressures.

PROPRIETARY RIGHTS

     We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, there can be no assurance that others will not independently develop substantially similar intellectual property. Although we have obtained registration of some of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States. Our failure to protect our intellectual property in a meaningful manner could materially adversely affect our business or result in erosion of our brand name.

     From time to time we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

GOVERNMENT REGULATION

     Some segments of the travel industry are heavily regulated by the federal and state governments and foreign governments and, accordingly, some products and services we offer are affected by these regulations. All of our products and services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. In addition, federal regulations concerning the display and presentation of information currently applicable to hotel and lodging booking services could be extended to us in the future. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

     Although there are very few laws and regulations directly applicable to the protections of consumers with respect to Internet commerce, it is possible that legislation will be enacted in this area and could cover such topics as permissible online content and user privacy (including the collection, use, retention and transmission of personal information provided by an online user). Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies.

     Moreover, in many states there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. In addition, it is unclear how certain state taxes apply to the sale of hotel rooms by consolidators such as ourselves. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

     Federal legislation imposing some limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes a three-year moratorium on state and local taxes on Internet access (unless these taxes were in effect prior to October 1, 1998) but only where these taxes are multiple or discriminatory on electronic commerce. It is possible that the legislation will not be renewed when it terminates in October 2001. Failure to renew the legislation could allow state and local government to impose taxes on Internet-based sales, and these taxes could hurt our business.

EMPLOYEES

     As of December 31, 2000, we had approximately 360 employees. We have never had a work stoppage and none of our employees is represented by a labor union. We consider our employee relationships to be positive. As of March 16, 2001, we had approximately 500 employees.

FORWARD LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of the securities laws. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. Such forward-looking statements are principally contained in the sections "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business." The forward-looking statements include, among other things, statements relating to our anticipated financial performance, business prospects, new developments, and similar matters.

     These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business and include, but are not limited to the risk factors described under the section "Risk Factors" in this report, and the following:

     o    material adverse changes in economic conditions in our markets;

     o    future regulatory actions and conditions in our operating areas;

     o    competition from others;

     o    product demand and market acceptance;

     o the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; and

     o    the ability to obtain and retain key executives and employees.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

RISK FACTORS

     IN THE FUTURE, IF WE ARE UNABLE TO OBTAIN ARRANGEMENTS WITH LODGING SUPPLIERS SIMILAR TO THOSE WE CURRENTLY HAVE, OUR BUSINESS MAY SUFFER. If we are unable to maintain satisfactory relationships with our existing lodging suppliers or if our lodging suppliers establish similar or more favorable relationships with our competitors, our operating results and our business would be harmed because we would not have the necessary supply of rooms to satisfy the needs of our customers or our affiliates. Consequently, we would not be able to successfully compete for customers. Our business depends significantly upon our ability to contract with lodging properties in advance for volume purchases and guaranteed availability. We rely on our suppliers to provide us with rooms at wholesale prices. However, our contracts with our suppliers are not exclusive and most of the contracts must be renewed annually. At times in the past, lodging properties have reduced our allotment of rooms or renewed our contracts on less favorable terms and they may do so again in the future. Furthermore, in order to maintain and grow our business, we will need to establish new arrangements with lodging properties in our existing markets and in new markets. There can be no assurance that we will be able to identify appropriate hotels or enter into agreements with those hotels on favorable terms, if at all. This failure could harm the growth of our business and, consequently, our stock price.

     IF WE ARE UNABLE TO MAINTAIN OUR AFFILIATIONS OR OBTAIN NEW AFFILIATIONS WITH OTHER TRAVEL SERVICE PROVIDERS, WE MAY LOSE ACCESS TO CUSTOMERS AND FACE INCREASED COMPETITION. We derive significant benefits, including revenues and customer awareness, from our arrangements with leading travel websites on the Internet. Although we currently have affiliations with these travel websites, these websites also may compete with us for hotel bookings. If a substantial number of these websites were to terminate their affiliation with us, we would lose access to the visitors to their websites and, consequently, we would lose access to potential customers. Alternatively, if our affiliates offer their own lodging accommodations or if they develop relationships with our competitors, we would face increased competition for customers. A loss of online exposure also could be detrimental to our ability to maintain or enhance our relationships with our suppliers. The failure or loss of these affiliations would impair our growth strategy because we would lose access to customers and face increased competition and, consequently, the profitability of our business could suffer.

     OUR OPERATING RESULTS FLUCTUATE BECAUSE OF SEASONALITY AND OUR RELIANCE UPON LEISURE TRAVEL. Our operating results fluctuate because our business is seasonal and because we rely significantly upon revenues from leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market expectations, including the expectations of financial analysts and investors.

     Because of the travel patterns of our customers, we often have higher sales and gross profits in the fourth quarter during the heavy holiday travel season. Leisure travelers are sensitive to discretionary spending levels, tend to curtail travel during general economic downturns and are affected by other trends or events that may include:

     o    bad weather or natural disasters;

     o    fuel price increases;

     o    travel-related accidents;

     o    hotel, airline or other travel-related strikes; or

     o    terrorism.

     Other factors that may adversely affect our quarterly operating results include, but are not limited to:

     o    the number of rooms we are able to sell;

     o    our ability to expand into new markets;

     o    our ability to develop strong brand recognition and customer loyalty;

     o    our ability to increase the level of traffic on our websites;

     o our ability to retain or expand our wholesale supply arrangements, obtain satisfactory discounts or obtain sufficient inventory of rooms; and

     o the announcement or introduction of lower prices or new travel services and products by our competitors.

     THE TRAVEL INDUSTRY, PARTICULARLY THE ONLINE TRAVEL PRODUCTS AND SERVICES MARKET, IS HIGHLY COMPETITIVE. IF WE DO NOT COMPETE SUCCESSFULLY, WE WILL NOT BE ABLE TO ATTRACT CUSTOMERS AND MAINTAIN OUR ARRANGEMENTS WITH OUR HOTEL SUPPLIERS. We primarily compete with other consolidators of hotel accommodations, online travel reservation services and entities that maintain travel-related websites, traditional travel agencies and hotels. We may face more competition, directly or indirectly, from lodging properties as they enter the discount rate market or book discount accommodations through travel agents. In addition, the proliferation of special rate offers by lodging properties may affect the rates that we can charge our customers, which would affect our profit margins and, in turn, our business results. Increased competition could reduce our operating margins and profitability, result in loss of market share and diminish our brand recognition.

     Some of our actual and potential competitors may have competitive advantages, such as longer operating histories, larger customer bases, potential to offer greater selection at better prices, greater brand recognition, more website traffic, or significantly greater financial, marketing or other resources.

     BECAUSE OUR BUSINESS HAS GROWN SO RAPIDLY, OUR BUSINESS COULD SUFFER IF WE DO NOT SUCCESSFULLY MANAGE THIS GROWTH AND POTENTIAL FUTURE GROWTH. Our business has grown very quickly in its few years of operating. We have rapidly expanded our operations and anticipate further expansion. We began operations in 1991, and since then, we have launched our online operations, expanded the number of destinations we offer and increased the number of lodging properties with which we have supply arrangements. In addition, we entered into our first Internet marketing arrangement in 1995, and implemented our first proprietary website in 1997. These changes have increased our volume of sales and have placed, and we expect they will continue to place, a strain on our management, operational and financial resources. There can be no assurance that we will be able to efficiently or effectively manage the growth of our operations and any failure to do so may limit our future growth and hamper our business strategy.

     THE AMORTIZATION OF DEFERRED DISTRIBUTION AND MARKETING EXPENSES RESULTING FROM THE ISSUANCE OF PERFORMANCE WARRANTS AND POTENTIAL FUTURE WARRANT ISSUANCES WILL HAVE AN ADVERSE IMPACT ON OUR FUTURE OPERATING RESULTS WHOSE MAGNITUDE IS DIFFICULT TO PREDICT. We issued a performance warrant to an affiliate in connection with the execution of an affiliate marketing agreement in March
2000, and amended the terms of the performance warrant in March 2001. To the extent earned, the value of the performance warrant will be recorded as a non-cash deferred distribution and marketing expense. In addition, pursuant to another affiliate marketing agreement, we may be required to issue additional warrants in the future if certain performance goals are met, the value of which would also be recorded as additional non-cash deferred distribution and marketing expense when such warrant is issued.

     At this time, we cannot determine the amount of this expense because we do not know to what degree we will achieve the performance targets, or the value of the warrants when vested or issued. If our stock price rises significantly during the term of these affiliate marketing relationships, the value of the warrants when vested or issued will increase. If the amount of that expense increases, it will have an adverse effect on our income and operating results. If we are forced to expense the entire performance warrant in one year, the effect on our net income and operating results for that year will be even more adverse. For a more detailed description of the potential financial impact of the warrants, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-Cash Distributing and Marketing Expense."

     OUR BUSINESS DEPENDS SUBSTANTIALLY ON THE CONTINUING EFFORTS OF OUR KEY EMPLOYEES AND OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR KEY EMPLOYEES AND TO ATTRACT TALENTED NEW PERSONNEL. We depend substantially on the continued services and performance of our senior management, particularly David Litman, our Chief Executive Officer, Robert Diener, our President, and some other key personnel. The loss of services of either of these executive officers or other key employees could harm the management of our business and our operating results because of the significant role these employees play in the operation of our business.

     ACQUISITIONS WHICH MAY EXPOSE US TO RISKS THAT COULD SIGNIFICANTLY HARM OUR BUSINESS ARE A PART OF OUR GROWTH STRATEGY. One part of our growth strategy is to broaden the scope and content of our existing business through acquisitions. Although we are not currently committed to any particular acquisitions, our management regularly evaluates acquisition opportunities as a way for us to remain competitive. Our failure to successfully complete acquisitions could adversely affect our ability to compete. Even if we are successful in acquiring and integrating businesses, the acquisitions may be time-consuming, costly or unwise, which may cause our acquisitions not to have the desired or predicted effects on our operating results and may adversely affect our growth strategies. Acquisitions that are completed in the future would expose us to potential risks, including risks associated with the assimilation of new operations, sites and personnel, unforeseen liabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenues or content to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

     OUR BUSINESS IS CONTROLLED BY USAI AND, AS A RESULT, OUR OTHER STOCKHOLDERS WILL HAVE LITTLE OR NO INFLUENCE OVER STOCKHOLDERS' DECISIONS. USAi currently owns 38,999,100 shares of our class B common stock, which has 15 votes per share. Consequently, USAi controls approximately 97% of the total voting power of our common stock and, therefore, will have the right to control the outcome of any matter submitted for the vote or consent of our stockholders, except for when a separate vote of the holders of class A common stock is required by Delaware law. USAi also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders.

     WE MAY FACE POTENTIAL CONFLICTS OF INTEREST WITH USAI WHICH MAY HARM OUR BUSINESS. Conflicts of interest may arise between us, on the one hand, and USAi and its affiliates, on the other hand, in areas relating to past, ongoing and future relationships, corporate opportunities, indemnity agreements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by USAi of shares of our common stock held by it and the exercise by USAi of its ability to control our management and affairs. For example, USAi is engaged in a diverse range of media and entertainment related businesses, such as Home Shopping Network and Ticketmaster, and these businesses may have interests that conflict or compete in some manner with our business. USAi is under no obligation to share any future business opportunities available to it with us, unless Delaware Law requires it to do so, and our restated certificate of incorporation specifically includes provisions which release USAi from this obligation and any liability that would result from a breach of these obligations. There can be no assurance that any conflicts that may arise between us and USAi or any of its affiliates, any loss of a corporate opportunity to USAi that may otherwise be available to us or any engagement by USAi in any activity that is similar to our business, will not harm our business or negatively impact our financial condition or results of operations because these conflicts of interest or a loss of a corporate opportunity could result in a loss of customers and, therefore, business.

     IF OUR SECURITY SYSTEM IS BREACHED, OUR BUSINESS AND REPUTATION COULD SUFFER. In our business, secured transmission of confidential information (such as customers' itineraries, hotel and other reservation information, credit card numbers and expiration dates, personal information and billing addresses) over public networks is essential to maintaining consumer and supplier confidence. Although we employ measures such as encryption technology, our current security measures may not be adequate. Security breaches also could expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer or supplier information, and could have a detrimental effect on our reputation and could adversely affect our ability to attract customers.

     WE MAY NOT BE ABLE TO PREVENT OTHERS FROM USING OUR DOMAIN NAMES, TRADE NAMES OR OTHER INTELLECTUAL PROPERTY WHICH MAY HARM OUR BUSINESS AND EXPOSE US TO LITIGATION. Because our hotel and lodging accommodations reservations business is to a great extent leisure and retail-oriented, customer name recognition and the "look and feel" (as well as the underlying functionality) of our websites are very important to our ability to maintain our competitive position. Furthermore, our retail customers often associate our business with our domain name rather than our corporate or trade name. Therefore, we regard our domain names and similar intellectual property as critical to our success. Failure to effectively protect our intellectual property could harm us through erosion of our brand name or the misappropriation of our proprietary technologies by our competitors, thereby hindering our ability to compete effectively. Some of our trade names are not eligible to receive trademark protection in every country where our products and services are available.

     In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear and subject to change. Consequently, we may not be able to maintain domain names in all of the locations where we conduct business or prevent others from acquiring domain names that decrease the value of our domain names.

     We also may be required to incur significant expenses to protect our rights or to defend claims by others of alleged infringement of trademarks and other intellectual property rights of third parties by us. If we do not prevail, we could be required to stop using our trade names or domain names or to pay damages.

     OUR EXPANSION INTO INTERNATIONAL MARKETS MAY MAKE US SUSCEPTIBLE TO GLOBAL ECONOMIC FACTORS, FOREIGN TAX LAW ISSUES, FOREIGN BUSINESS PRACTICES AND CURRENCY FLUCTUATIONS. Our addition of international destinations may require us to make significant investments to develop relationships in these locations for an extended period of time before we realize returns on these investments, if any. Providing our customers with international destinations to choose from may subject us to particular risks, including:

     o a decrease in tourism due to adverse political and economic conditions;

     o fluctuations in the value of the U.S. dollar relative to other currencies;

     o    potentially adverse tax consequences;

     o reduced protection for intellectual property rights and domain names in some countries; and

     o    additional regulatory requirements.

     If we do not realize increased sales from our international operations, our profitability could suffer because of the investment we expect to make in this effort.

ITEM 2. PROPERTIES

     Hotel Reservations Network's operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 33,000 square feet of office space. The lease for this space expires in 2003.

     TravelNow.com's offices are located in Springfield, Missouri, where they lease approximately 12,500 square feet of office space. The lease expires in 2002.

     Hotel Reservations Network also leases office space in Ft. Worth and Pharr, Texas, Miami, Florida, Grand Haven, Michigan, and Paris, France.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business HRN and our subsidiaries are parties to litigation involving property, contract and other claims. Although there can be no assurance in this regard, the amounts that may be recovered in these matters are not expected to be material to the financial position or operations of HRN.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     HRN's class A common stock is quoted on The Nasdaq Stock Market ("NASDAQ") (Symbol: ROOM). There is no established public trading market for HRN's class B common stock. HRN completed its initial public offering of its Class A common stock on February 25, 2000.

     The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for HRN's class A common stock on NASDAQ:

                                                             HIGH       LOW
                                                             ----       ---
     YEAR ENDED DECEMBER 31, 2000
     First Quarter (from February 25, 2000) ..............  $26.50     $14.50
     Second Quarter.......................................   38.75      14.69
     Third Quarter........................................   42.63      25.31
     Fourth Quarter.......................................   39.13      24.50

     The bid prices reported for these periods reflect inter-dealer prices, rounded to the nearest cent, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

     There were 11 stockholders of record as of March 16, 2001 and the closing price of HRN's class A common stock that day was $26.06. The number of stockholders does not include beneficial owners of the class A common stock whose shares are held in "street name."

     HRN has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future.

     In connection with the execution of an affiliate marketing agreement in November 2000, HRN issued the affiliate a warrant to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. In addition, HRN agreed to issue additional warrants to such affiliate if the bookings of HRN products through the affiliate reach certain levels. If the target levels of booking are reached over the next four years, HRN would be required to issue additional warrants exercisable for an aggregate of 985,369 shares of class A common stock at an exercise price equal to the market price of the class A common stock at the time the warrants are issued. The warrants issued to the affiliate were not registered under the Securities Act of 1993 in reliance upon the exemption contained in Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents summary financial data of our company and our predecessor business. The data was derived from our audited financial statements and our predecessor business' audited combined financial statements, and reflects the operations and financial position of our company or our predecessor business at the dates and for the periods indicated. The table also presents summary unaudited pro forma combined condensed financial data as of and for the year ended December 31, 1999. The pro forma combined condensed statements of operations data gives effect to the acquisition of substantially all the assets of our predecessor business and to the capital transactions that occurred in connection therewith as if they had occurred on January 1, 1999. The information in this table should be read in conjunction with the financial statements and accompanying notes and other financial data pertaining to our company and our predecessor business as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                       PREDECESSOR                                       COMPANY
                                      --------------------------------------------    ----------------------------------------------
                                                          ACTUAL                         ACTUAL         PRO FORMA          ACTUAL
                                      --------------------------------------------    ------------     ------------     ------------
                                                                    (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                      ----------------------------------------------------------------------------------------------
                                                                        PERIOD          PERIOD                            YEAR
                                         YEAR ENDED DECEMBER 31,      JANUARY 1 TO     MAY 11 TO       YEAR ENDED         ENDED
                                      -----------------------------      MAY 10,      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                        1996       1997       1998         1999           1999            1999(1)          2000
Statement of Operations Data:
Net revenues .......................  $23,275    $34,758    $66,472      $37,701        $124,113         $161,814        $327,977
Operating costs and expenses:
  Cost of sales ....................   16,003     23,284     45,665       26,117          87,239          113,356         225,793
  Selling, general and
    administrative (2) (3) .........    3,857      5,782      9,923        6,090          18,323           24,585          50,268
  Officers' distributions (2) ......    3,618      6,160     10,126           --              --               --              --
  Non-recurring
    acquisition-related costs (4)...       --         --         --       20,257              --               --              --
  Amortization of non-cash
    marketing and distribution
    costs ..........................       --         --         --           --              --               --           4,260
  Amortization of Goodwill .........       --         --         --           --          12,897           38,490          38,490
  Total operating costs and
    expenses .......................   23,478     35,226     65,714       52,464         118,459          176,431         318,811
    Operating profit (loss) ........     (203)      (468)       758      (14,763)          5,654          (14,617)          9,166
Other income (expense):
  Interest and other, net ..........      257        447        911          429             889            1,318           8,448
  Gain on sale of securities .......       71         13         74          471              --              471              --
                                          328        460        985          900             889            1,789           8,448
Earnings (loss) before income taxes       125         (8)     1,743      (13,863)          6,543          (12,828)         17,614
Income tax expense (5) .............       38          2          5           --           2,421               --           6,782
  Net earnings (loss) ..............      $87       $(10)    $1,738     $(13,863)         $4,122         $(12,828)         10,832
  Basic net earnings (loss) per
    common share (6) ...............                                                       $0.11           $(0.24)          $0.21
  Diluted net earnings (loss) per
    common share (6) ...............                                                       $0.11           $(0.24)          $0.20
  Basic weighted average shares
    outstanding (6) ................                                                  38,999,100       52,774,000      52,774,000
  Diluted weighted average shares
    outstanding (6) ................                                                  38,999,100       52,774,000      53,580,000
Balance Sheet Data (end of period):
Cash and cash equivalents ..........    3,078      2,828      4,964       25,193           2,933            2,933          51,037
Deferred revenue ...................    1,470      3,278      7,299       19,293          16,447           16,447          31,221
Net working capital (deficit) (7) ..     (463)      (532)    (1,856)      (3,311)        (44,754)         (44,754)        107,106
Goodwill, net ......................       --         --         --           --         187,411          187,411         354,904
Total assets .......................    7,105      7,958     14,544       32,127         204,250          204,250         562,328
Current liability for amounts due
  under purchase agreement (7) .....       --         --         --           --          17,500           17,500              --
Net stockholders' equity (deficit)
  (7) ..............................     (295)       (54)      (852)      (2,129)        146,347          146,347         484,195
Other Data:
Total room nights sold .............  183,000    224,000    442,000      295,000         934,000        1,229,000       2,433,000
Cash Flow Data:
Operating activities ...............   $3,040       $647     $8,849      $17,223         $20,439          $37,662          82,083
Investing activities (7) ...........     (390)      (897)    (4,214)       3,006        (159,819)(7)     (156,813)(7)    (124,440)
Financing activities (7) ...........       --         --     (2,499)          --         142,313 (7)      142,313 (7)      90,461
EBITDA (8) .........................   $3,468     $5,776    $11,116     $(14,644)        $18,891          $24,332          52,641

----------

(1) Pro forma statements of operations data gives effect to the elimination of officers' distributions and non-recurring acquisition-related costs, amortization of goodwill, interest expense and pro forma income taxes.

(2) Our predecessor business distributed substantially all of its earnings before taxes to its officers and recorded the distributions as expense. Pro forma statement of operating data for 1999 does not include officers' distributions and assumes that officers' salaries under the new compensation arrangements were effective January 1, 1999. Officers' salaries are included in selling, general and administrative expenses.

(3) Reflects reclassification of performance based affiliate fees from cost of sales to selling, general and administrative expenses, resulting in an increase to gross profit of $2.6 million and $0.2 million for the twelve months ended December 31, 1999 and 1998, respectively.

(4) Our predecessor business paid discretionary bonuses of $0.4 million to its employees (other than the officers) and incurred $0.2 million of professional and advisory fees related directly to the acquisition. Our predecessor business recorded a compensation charge of $19.7 million related to an agreement that the principal owners of our predecessor business had with an employee.

(5) As of January 1, 1997, our predecessor business elected to be taxed as a subchapter S corporation and as a result, did not pay federal income taxes. As of May 11, 1999, in connection with our acquisition of our predecessor business, we elected to be taxed as a subchapter C corporation as part of USAi's consolidated group until the completion of our initial public offering. Since the initial public offering, we pay taxes separately from USAi on our taxable income.

(6) Pro forma statement of operations for the twelve months ended December 31, 1999 assumes the same number of shares outstanding as 2000 for comparison purposes.

(7) For the period May 11 to December 31, 1999, cash flows used in investing activities includes $158.0 million of cash used in connection with our acquisition of our predecessor business. Cash flows from financing activities includes $142.3 million of net capital contributions by USAi.

(8) EBITDA is defined as operating profit before depreciation, amortization of goodwill and non-cash charges, and with respect to the twelve months ended December 31, 1996, 1997, and 1998, excludes officers' distributions made by our predecessor business. EBITDA is presented in this prospectus because we believe it is a widely accepted valuation indicator for companies in our industry. EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. EBITDA may not be comparable to calculations of similarly titled measures presented by other companies. Depreciation expense for the years ended December 31, 1996, 1997, 1998 and the periods January 1 to May 10, 1999 and May 11 to December 31, 1999 and the year ended December 31, 2000 was $53,000, $84,000, $232,000, $119,000,
     $340,000, and $725,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with our financial statements and the related notes elsewhere in this report beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those described in these forward-looking statements due to a number of factors. You should read the information in the sections entitled "Risk Factors" and "Forward-Looking Statements" contained in "Item 1. Business" for information about our presentation of forward-looking information.

OVERVIEW

     We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and resell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. At December 31, 2000, we had room supply agreements with approximately 2,600 hotels in 97 major markets in North America, the Caribbean, Western Europe and Asia, and approximately 113 vacation rental properties in 17 markets in North America and the Caribbean.

     We began booking hotel rooms in six markets in December 1991. During 1995, we entered into our first Internet marketing arrangement through an affiliation with a third party. In 1997, we implemented our first proprietary website. In early 1998, our website was fully-automated, and by mid-1998, we implemented our strategy of pursuing affiliate relationships with Internet search engines and travel-related websites. In 2000, we began offering our customers the ability to book vacation rentals and condos.

     We bill a customer's credit card in full when a reservation is booked and pay the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out, at which time revenue is recognized. Accordingly, prepaid bookings represent payments received for revenue to be recognized in the future. We also impose a $50 change/cancellation fee that is recorded as revenue upon change/cancellation of a reservation. Because our customers pay us when a reservation is booked, charged or cancelled and we do not pay a lodging property until after a guest has departed, we are able to operate with limited or even negative working capital.

     In 2001, following our acquisition of TravelNow.com Inc., we began offering customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies. TravelNow has developed proprietary software to interface with multiple electronic global distribution services, and to provide customers with access to real-time information regarding the availability and rates of such travel providers, and the ability to book reservations on-line. We earn a commission on the booking of such travel products either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

     On May 10, 1999, we completed our acquisition of our predecessor business. The total purchase price paid through September 30, 2000 was $406 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000, which amount is subject to certain adjustments as defined in the asset purchase agreement; and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company's obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering.

     To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the acquisition as if it had occurred at the beginning of the respective periods presented.

     The pro forma information is not necessarily indicative of the revenues and cost of sales which actually would have been reported had the acquisition occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

RESULTS OF OPERATIONS

     The following table presents results of operations data for our company and our predecessor business as well as pro forma operations data as a percentage of total net revenue for the periods presented. Some columns may not add due to rounding differences.

                                                         PREDECESSOR                                     COMPANY
                                     ------------------------------------------------    ----------------------------------------
                                                           ACTUAL                           ACTUAL      PRO FORMA      ACTUAL
                                     ------------------------------------------------    ------------  ------------  ------------
                                                                             PERIOD
                                                                            JANUARY 1       PERIOD
                                           YEAR ENDED DECEMBER 31,              TO        MAY 11 TO     YEAR ENDED    YEAR ENDED
                                     ----------------------------------       MAY 10,    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                      1996          1997          1998         1999          1999        1999(1)        2000

Net revenues .................       100.0%        100.0%        100.0%       100.0%        100.0%       100.0%        100.0%
Operating costs and expenses:
  Cost of sales ..............        68.8%         67.0%         68.7%        69.3%         70.3%        70.1%         68.8%
  Selling, general and
    administrative ...........        16.6%         16.6%         14.9%        16.2%         14.8%        15.2%         15.3%
  Officers' distributions ....        15.5%         17.7%         15.2%          --            --           --            --
  Non-recurring
    acquisition-related costs           --            --            --         53.7%           --           --            --
  Amortization of non-cash
    marketing and
    distribution costs .......          --            --            --           --            --           --           1.3%
  Amortization of goodwill ...          --            --            --           --          10.4%        23.8%         11.7%

     Total operating costs
       and expenses ..........       100.9%        101.3%         98.9%       139.2%         95.4%       109.0%         97.2%

     Operating profit (loss) .        (0.9%)        (1.3%)         1.1%       (39.2%)         4.6%        (9.0%)         2.8%

TWELVE MONTHS ENDED DECEMBER 31, 2000 VS. TWELVE MONTHS ENDED DECEMBER 31, 1999

     We compare the twelve months ended December 31, 2000 to the sum of the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, as we believe this is the most meaningful presentation.

REVENUES

     For the twelve months ended December 31, 2000, the Company generated revenues of $328.0 million, an increase of 103% over the $161.8 million of revenues generated during the twelve months ended December 31, 1999. The increase was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. As a percentage of total revenues, Internet generated sales increased to 93% in 2000 from 81% in 1999. Affiliates generate sales of rooms in exchange for commissions on those rooms. Sales from affiliate websites accounted for approximately 54% of the total revenues in 2000 compared to 41% in 1999. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 57 new markets during 2000, reaching a total of 97 compared to 40 at December 31, 1999, representing a 143% increase.

COST OF SALES AND GROSS PROFIT

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenues. Gross profit increased 111% to $102.2 million in 2000 from $48.5 million in 1999. Gross profit margin for 2000 increased to 31.2% from 30% for the prior year period.

     The increase in gross profit margin was the result of improved revenue management and the sales mix of rooms sold in varying markets. Gross profit also reflected higher than expected occupancy rates and room rates in certain markets in the second half of 2000, which is not expected to be repeated in 2001.

     Cost of sales and gross profit reflect a reclassification in 1999 of affiliate commissions from cost of sales to selling, general and administrative costs. This reclassification resulted in a reduction of cost of sales and an increase of selling, general and administrative costs of $2.6 million in 1999.

SELLING GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 106% in 2000 over 1999. As a percentage of net revenues, selling, general and administrative costs increased slightly to 15.3% from 15.1% in 1999.

     The increase in selling, general and administrative costs as a percentage of net revenues was a result of a substantial increase in affiliate fees corresponding to the increase in the percentage of net revenues generated through our affiliate network and an increase in average commission rates, partially offset by economies of scale recognized in our personnel and telecommunications costs.

     Selling, general and administrative costs also reflect the reclassification of affiliate commissions discussed above.

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

NON-CASH DISTRIBUTION AND MARKETING

     Non-cash deferred distribution and marketing costs of $4.3 million in 2000 consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued on February 24, 2000 and are amortized over the term of the affiliate agreements. Non-cash deferred distribution and marketing costs will increase substantially in 2001 over 2000 levels as a result of the transactions described in Non-cash Distribution and Marketing Expense below.

AMORTIZATION OF GOODWILL

     Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflects amortization expense for the full year in 2000 versus amortization expense in 1999 from May 11, 1999, the date of acquisition of the Company's predecessor business. We expect goodwill amortization to increase significantly in 2001 as a result of the acquisition of TravelNow.com Inc.

OTHER INCOME

     Other income relates mainly to interest and dividends earned on marketable securities. Other income for the twelve months ended December 31, 2000 increased to $8.4 million compared to $1.8 million for the twelve months ended December 31, 1999 due to the increase in cash flow from operations and funds received from our initial public offering.

INCOME TAX EXPENSE

     Our effective tax rate for the twelve months ended December 31, 2000 is 38.5%, and the for the period May 11, 1999 to December 31, 1999 is 37%, which reflects the federal and state income taxes. For the period from January 1 to May 10, 1999, we were taxed as a subchapter S corporation and, accordingly, the tax liability was incurred by our shareholders.

TWELVE MONTHS ENDED DECEMBER 31, 1999 VS. TWELVE MONTHS ENDED DECEMBER 31, 1998

     We compare the twelve months ended December 31, 1998 to the sum of the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, as we believe this is the most meaningful presentation.

REVENUES

     Revenues for the twelve months ended December 31, 1999 increased by $95.3 million, or 143%, to $161.8 million compared to $66.5 million for the twelve months ended December 31, 1998. The increase resulted from expansion of affiliate marketing programs, an increase in the number of lodging properties for existing cities and expansion into new cities. Internet generated sales for the twelve months ended December 31, 1999 increased by $103.0 million, or 358%, to $131.8 million compared to $28.8 million for the twelve months ended December 31, 1998. As a percentage of total revenues, Internet generated sales increased to 81% for the twelve months ended December 31, 1999 from 44% for the twelve months ended December 31, 1998. Non-Internet generated and other sales for the twelve months ended December 31, 1999 decreased by $7.7 million, or 20%, to $29.9 million compared to $37.6 million for the twelve months ended December 31, 1998.

COST OF SALES AND GROSS PROFIT

     Cost of sales for the twelve months ended December 31, 1999 increased by $67.7 million, or 148%, to $113.4 million compared to $45.7 million for the twelve months ended December 31, 1998. As a percentage of total revenues, cost of sales increased to 70.1% for the twelve months ended December 31, 1999 from 68.7% for the twelve months ended December 31, 1998. The increase in cost of sales is primarily due to expansion to new markets and increased competition.

SELLING GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs for the twelve months ended December 31, 1999 increased by $14.5 million, or 146%, to $24.4 million compared to $9.9 million for the twelve months ended December 31, 1998, primarily as a result of growth in staffing levels and systems to support increased operations, and due to increases in affiliate fees resulting from the increase in the percentage of net revenues generated from our affiliate network. As a percentage of net revenues, selling, general and administrative costs increased to 15.1% for the twelve months ended December 31, 1999 from 14.9% for the twelve months ended December 31, 1998 for the same reasons.

NON-RECURRING ACQUISITION RELATED COSTS

     Our predecessor business paid discretionary compensation and bonuses of $0.4 million to its employees (other than Messrs. Litman and Diener) and incurred $0.2 million of professional and advisory fees related directly to the acquisition. In connection with the sale of substantially all the assets of TMF, Inc. and HRN Marketing Corp., Messrs. Litman and Diener entered into an agreement to pay a salesperson engaged by TMF, Inc., for past services, 5% of all net sales proceeds, including all contingent payments, received by the principal owners in connection with the sale. During the period January 1 to May 10, 1999, the predecessor business recorded a charge of $19.7 million in connection with this obligation.

AMORTIZATION OF GOODWILL

     Historical amortization expense of $12.9 million in the period May 11 to December 31, 1999 relates to goodwill of $200.3 million from the acquisition of our predecessor business which is being amortized over ten years.

OTHER INCOME

     Other income relates mainly to interest and dividends earned on and gain on sale of marketable securities. Other income for the twelve months ended December 31, 1999 increased by $0.8 million to $1.8 million compared to $1.0 million for the twelve months ended December 31, 1998 due to the sale of securities at the time of the acquisition and an increase in cash flow from operations.

INCOME TAX EXPENSE

     Our effective tax rate for the period May 11, 1999 to December 31, 1999 was 37%, which reflects the federal and state income taxes. In 1998 and in the period from January 1 to May 10, 1999, we were taxed as a subchapter S corporation and, accordingly, the tax liability was incurred by our shareholders.

PRO FORMA COMPARISONS

     To enhance comparability, the discussion of consolidated results of operations is supplemented here with separate pro forma financial information that gives effect to the acquisition of the predecessor business as if it had occurred at the beginning of the respective periods presented. Earnings before interest, income taxes, depreciation and amortization (EBITDA) are defined as operating profit before depreciation, amortization and non-cash charges, and with respect to the twelve months ended December 31, 1998, excludes officers' distributions made by our predecessor business. EBITDA is presented here because we believe it is a widely accepted valuation indicator for companies in our industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

     The pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the predecessor business been acquired as of January 1, 1999, nor are they necessarily indicative of future results of operations.

                        HOTEL RESERVATIONS NETWORK, INC.
         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               ACTUAL                       PRO FORMA         ACTUAL
                                         ---------------------------------------------    ------------     ------------
                                                 PREDECESSOR                               COMPANY
                                         ---------------------------      ---------------------------------------------
                                                            PERIOD          PERIOD            YEAR             YEAR
                                          YEAR ENDED       JANUARY 1       MAY 11 TO         ENDED            ENDED
                                         DECEMBER 31,     TO MAY 10,      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                             1998            1999             1999            1999             2000

Net revenues                                $66,472         $37,701         $124,113        $161,814         $327,977
Cost of revenues                             45,665          26,117           87,239         113,356          225,793
Gross profit                                 20,807          11,584           36,874          48,458          102,184
Operating expenses
  Selling general and
    administrative expense                    9,923           6,090           18,323          24,585           50,268
  Officers' distributions                    10,126              --               --              --               --
  Non-recurring acquisition related
    costs                                        --          20,257               --              --               --
  Amortization of non-cash
    distribution and marketing
    expense                                      --              --               --              --            4,260
  Amortization of goodwill                       --              --           12,897          38,490           38,490
Income (loss) from operations                   758         (14,763)           5,654         (14,617)           9,166
EBITDA                                       11,116         (14,644)          18,891          24,332           52,641
                                            =======         =======         ========        ========         ========

     The pro forma information for the twelve months ended December 31, 1999, includes adjustments to (1) record goodwill amortization expense for the full period, (2) eliminate non-recurring acquisition related cost, and (3) increase selling general and administrative expenses by $172,000, in order to present comparable officer's compensation.

     EBITDA grew to $52.6 million for the twelve months ended December 31, 2000, from $24.3 million on a pro forma basis for twelve months ended December 31, 1999 and $11.1 million for twelve months ended December 31, 1998. EBITDA increased 116% in 2000 over pro forma EBITDA for the 1999 period, and pro forma EBITDA for the 1999 period increased 119% over EBITDA for the 1998 period. EBITDA as a percentage of net revenues was 16.1% for the twelve months ended December 31, 2000, 15.0% on a pro forma basis for the twelve months ended December 31, 1999, and 16.7% for the twelve months ended December 31, 1998. The increase in EBITDA as a percentage of net revenues in 2000 from pro forma EBITDA for the 1999 period reflects higher gross profit margin percentage partially offset by higher selling, general and administrative expenses as a percentage of net revenues. The decrease in EBITDA as a percentage of net revenues in pro forma EBITDA for the 1999 period versus the 1998 period reflects higher selling, general and administrative expenses as a percentage of net revenues associated with the growth in our affiliate program.

NON-CASH DISTRIBUTING AND MARKETING EXPENSE

     In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering, we issued warrants to third-party affiliated websites to purchase 1,428,365 shares of our class A common stock. At that time, we recorded an asset of approximately $14.8 million based on the fair market value of the warrants at the initial public offering price of $16.00 per share. The asset will be amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. In addition, in connection with the execution of an affiliate marketing agreement in November 2000, HRN issued to the affiliate a warrant to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. At that time, we recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which will be amortized ratably over the four year term of the exclusive affiliation agreement.

     In addition, upon completion of our initial public offering, we issued a performance warrant to an affiliate, the vesting of which was to be subject to achieving certain performance targets. In March 2001, we agreed to waive the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable. At the time of this waiver, we recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time. The asset will be amortized ratably over the remaining term of the affiliation agreement. Also in March 2001, we entered into an amendment to the affiliation agreement with such affiliate to extend the term of the agreement through July 31, 2005, and to broaden and expand our relationship. In connection with this amendment, we also revised the terms of the performance warrant. The vesting of the remaining 979,182 shares underlying the performance warrant remains subject to achieving certain performance targets. A portion of the remaining 979,182 shares will vest and become exercisable at the end of each quarterly period beginning on March 31, 2001, based upon the bookings of HRN products through such affiliate's websites. We will record an additional non-cash deferred distribution and marketing expense each quarterly period beginning March 31, 2001, and continuing through the end of the term of the affiliate agreement in July 2005, related to the portion of the performance warrant which vest during the period. We estimate that the additional non-cash deferred distribution and marketing expense for the quarter ended March 31, 2001 will be approximately $2.0 million.

     In connection with the execution of the affiliate marketing agreement in November 2000, HRN also agreed to issue additional warrants to such affiliate if the bookings of HRN products from its website reach certain levels. If the target levels of booking are reached, HRN would be required to issue additional warrants exercisable for an aggregate of 985,369 shares of class A common stock at an exercise price equal to the market price of the class A common stock at the time the warrants are issued. We will record an additional non-cash deferred distribution and marketing expense upon the issuance of any such warrants.

     The amount of the additional non-cash deferred distribution and marketing expense related to the performance warrants and the additional warrants that may be issued in connection the exclusive affiliate marketing agreement in November 2000 cannot be determined at this time because it is dependent on the amount of the performance warrant that vest and the amount of the contingent warrants to be issued and the value of such warrants on the date of vesting or issuance. Such amount could be significant if our stock price increases significantly from current levels.

SEASONALITY

     We have historically experienced seasonal fluctuations in our operating results, with the fourth quarter contributing the highest portion of our annual revenue due to the higher volume of leisure travelers during the fall shopping and holiday season. Furthermore, the travel industry is subject to seasonal fluctuations dependent upon business and leisure travel patterns. If seasonality in the travel industry causes quarterly fluctuations, there could be a material adverse effect on our business and the value of your stock.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.1 million in proceeds net of offering expenses. At December 31, 2000, we had $171.5 million in cash, cash equivalents and marketable securities available for sale. In February 2001, we competed the acquisition of TravelNow.com at a cost of approximately $47.3 million in cash. At of the end of February 2001, we had over $170 million in cash, cash equivalents and marketable securities available for sale as a result of additional cash generated from operating activities. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both internally and through strategic acquisitions.

     Our cash, cash equivalents and marketable securities available for sale increased from $9.8 million at December 31, 1999 to $171.5 million at December 31, 2000, primarily as of result of the $90.1 million in proceeds raised in our initial public offering and cash provided by operating activities of $82.1 million for the twelve months ended December 31, 2000. We had cash, cash equivalents and marketable securities available for sale of $12.6 million at December 31, 1998. The decrease of $1.4 million in cash, cash equivalents and marketable securities available for sale from December 31, 1998 to December 31, 1999 was the result of the payment of a $40.0 million dividend payment to USAi on September 30, 1999, discretionary bonus payments to employees of $7.2 (other than Messrs. Litman and Diener) and $0.2 million of professional and advisory fees related directly to the acquisition, which offset cash provided by operating activities of $17.2 million and $20.4 million for the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, respectively.

     Operating cash flow is generated based on our practice of billing a customer's credit card in full when a reservation is booked, and paying the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out. Accordingly, to the extent customers do not cancel their reservations, prepaid bookings represent payments received for revenue to be recognized in the future.

     Capital expenditures were $2.8 million for the twelve months ended December 31, 2000, and $0.2 million and $1.1 million in the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, respectively. Capital expenditures were $0.7 million for the twelve months ended December 31, 1998. Capital expenditures were primarily used for computers, furniture, equipment and software.

     We anticipate that we will need to invest working capital towards the development and expansion of our overall operations, including expansion into new cities and increasing our penetration in existing markets.

     Our company generates significant cash flows from operations and cash flows are expected to increase as revenues increase due to our billing and payment policies. Our company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our operations for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete strategic acquisitions or other business combinations in 2001 or beyond. Management has no such plans at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We currently have no indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in United States dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. However, we are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 5% of our revenues were derived from lodging accommodations in foreign markets in the twelve months ended December 31, 2000, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Hotel Reservations Network, Inc.

   Reports of Independent Auditors ...........................................................   28
   Consolidated Balance Sheets at December 31, 1999 and 2000 .................................   30
   Consolidated Statements of Operations for the period from May 11 to December 31, 1999 and
      for the year ended December 31, 2000 ...................................................   31
   Combined Statement of Operations of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN
      Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 ............   31
   Consolidated Statements of Stockholders' Equity for the period from May 11 to December 31,
      1999 and for the year ended December 31, 2000 ..........................................   32
   Combined Statement of Stockholders' Deficit of TMF, Inc. (d/b/a Hotel Reservations Network)
      and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 ....   32
   Consolidated Statements of Cash Flows for the period from May 11 to December 31, 1999 and
      for the year ended December 31, 2000 ...................................................   33
   Combined Statement of Cash Flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN
      Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 ............   33
   Notes to Financial Statements .............................................................   34

TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. --
Audited Combined Financial Statements

   Report of Independent Certified Public Accountants ........................................   45
   Combined Balance Sheet at December 31, 1998 ...............................................   46
   Combined Statement of Operations for the year ended December 31, 1998 .....................   47
   Combined Statement of Changes in Stockholders' Deficit for the year ended December 31, 1998   48
   Combined Statement of Cash Flows for the year ended December 31, 1998 .....................   49
   Notes to Combined Financial Statements ....................................................   50

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
TMF, Inc. and HRN Marketing Corp.

We have audited the accompanying combined statements of operations, stockholders' equity, and cash flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. for the period January 1, 1999 through May 10, 1999. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. for the period January 1, 1999 through May 10, 1999 in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP

Dallas, Texas
November 22, 1999

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Hotel Reservations Network, Inc.

We have audited the accompanying consolidated balance sheets of Hotel Reservations Network, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period May 11, 1999 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotel Reservations Network, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period May 11, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                        Ernst & Young LLP


Dallas, Texas
January 22, 2001, except for Note 14,
  as to which the date is March 13, 2001

                        HOTEL RESERVATIONS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                       ASSETS                                          DECEMBER 31,
                                                                 -----------------------
                                                                    2000          1999
                                                                 ---------     ---------
CURRENT ASSETS
  Cash and cash equivalents                                      $  51,037     $   2,933
  Restricted cash equivalents                                        2,021         2,000
  Marketable securities - available for sale                       118,413         4,906
  Accounts and notes receivable                                      4,499         1,402
  Due from USAi                                                       --              85
  Prepaid hotel rooms                                                1,626           938
  Current portion of non-cash deferred distribution and
    marketing costs                                                  5,403          --
  Other current assets                                               2,240           885
                                                                 ---------     ---------
       Total current assets                                        185,239        13,149
PROPERTY AND EQUIPMENT
  Computer equipment and software                                    4,110         1,642
  Buildings and leasehold improvements                                 285           233
  Furniture and other equipment                                        794           453
                                                                 ---------     ---------
                                                                     5,189         2,328
     Less accumulated depreciation and amortization                 (1,065)         (340)
                                                                 ---------     ---------
                                                                     4,124         1,988
OTHER ASSETS
  Investment in TravelNow.com                                        3,240          --
  Goodwill, net of amortization of $51,387 and $12,897 at
    December 31, 2000 and December 31, 1999,  respectively         354,904       187,411
  Non-cash deferred distribution and marketing costs                 8,046          --
  Deferred tax asset                                                 6,715         1,638
  Other assets                                                          60            64
                                                                 ---------     ---------
                                                                 $ 562,328     $ 204,250
                                                                 =========     =========
             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable, trade                                           30,334        16,252
  Deferred revenue                                                  31,221        16,447
  Amounts due under acquisition agreement                             --          17,500
  Income tax payable                                                 7,116         4,008
  Due to USAi, net                                                   2,092          --
  Other accrued liabilities                                          7,370         3,696
                                                                 ---------     ---------
     Total current liabilities                                      78,133        57,903

COMMITMENTS AND CONTINGENCIES                                         --            --

STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; 20,000,000 shares
    authorized, none outstanding                                      --            --
  Class A common stock, $0.01 par value; 600,000,000
    shares authorized, 16,234,900 shares outstanding at
    December 31, 2000,  none outstanding at December 31, 1999          163          --
  Class B common stock, $0.01 par value; 150,000,000
    shares authorized, 38,999,100 shares outstanding at
    December 31, 2000 and 1999                                         390           390
  Additional paid-in capital                                       468,611       141,923
  Accumulated other comprehensive income (loss)                         77           (88)
  Retained earnings                                                 14,954         4,122
                                                                 ---------     ---------
     Total Stockholders' Equity                                    484,195       146,347
                                                                 ---------     ---------
                                                                 $ 562,328     $ 204,250
                                                                 =========     =========

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          PREDECESSOR
                                                                                                          -----------
                                                                     YEAR ENDED           PERIOD             PERIOD
                                                                    DECEMBER 31,        MAY 11 TO         JANUARY 1 TO
                                                                        2000        DECEMBER 31, 1999     MAY 10, 1999
                                                                     ---------          ---------          ---------
Net revenues                                                         $ 327,977          $ 124,113          $  37,701

Operating costs and expenses
  Cost of sales                                                        225,793             87,239             26,117
  Selling, general and administrative                                   50,268             18,323              6,090
  Non-recurring acquisition related costs                                 --                 --               20,257
  Non-cash distribution and marketing                                    4,260               --                 --
  Amortization of goodwill                                              38,490             12,897               --
                                                                     ---------          ---------          ---------
       Total operating costs and expenses                              318,811            118,459             52,464
                                                                     ---------          ---------          ---------
Operating profit (loss)                                                  9,166              5,654            (14,763)

Other income (expense)
  Interest income                                                        8,482              1,054                420
  Interest expense                                                         (34)              (165)                (5)
  Gain on sales of marketable securities                                  --                 --                  471
  Other                                                                   --                 --                   14
                                                                     ---------          ---------          ---------
Income (loss) before income tax expense                                 17,614              6,543            (13,863)
Income tax expense                                                      (6,782)            (2,421)              --
                                                                     ---------          ---------          ---------
Net income (loss)                                                    $  10,832          $   4,122          ($ 13,863)
                                                                     =========          =========          =========
Basic earnings per common share                                      $    0.21          $    0.11
                                                                     =========          =========
Diluted earnings per common share                                    $    0.20          $    0.11
                                                                     =========          =========
Weighted average number of basic common shares outstanding              52,774             38,999
                                                                     =========          =========

Weighted average number of diluted common shares outstanding            53,580             38,999
                                                                     =========          =========

PRO FORMA TAX INFORMATION

Historical loss before income tax benefit                                                                  ($ 13,863)
Pro forma income tax benefit                                                                                   5,129
                                                                                                           ---------
Pro form net loss                                                                                          ($  8,734)
                                                                                                           =========
Pro forma basic and diluted earnings per common share                                                      ($   0.22)
                                                                                                           =========
Weighted average number of shares used to compute pro forma
  basic and diluted loss per share                                                                            38,999
                                                                                                           =========


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                      Total       TMF Common      HRN Marketing     PREFERRED          Class A
                                   Stockholders'     STOCK        COMMON STOCK        STOCK         COMMON STOCK
                                      Equity      -----------     ------------      ----------     ---------------
                                     (DEFICIT)    SHARES    $     SHARES     $      SHARES   $     SHARES        $
                                   -------------  ------    -     ------     -      ------   -     ------        -
Predecessor
Balance at January 1, 1999              ($852)     1,000   $0      1,000    $0
  Capital contribution                 12,900
  Comprehensive loss:
    Net loss for the period
    January 1, 1999 to May 10, 1999   (13,863)
    Less:  Reclassification
      adjustment for realized gains
      on marketable securities
      included in net loss               (314)
                                     --------
  Comprehensive loss                  (14,177)
                                     --------      -----   --      -----    --
  Deficit of Predecessor Company
    as of May 10, 1999 prior to
    the change in capitalization
    due to the acquisition            ($2,129)     1,000   $0      1,000    $0
                                     ========      =====   ==      =====    ==
SUCCESSOR:
  Initial capitalization of
    Company in conjunction with
    the acquisition                  $157,313                                         --    $0           --     $0
  Comprehensive income:
    Net income for the period
      May 11 to December 31, 1999       4,122
    Unrealized losses on available
      for sale  securities, net
      of tax benefit of $51               (88)
                                     --------
  Comprehensive income                  4,034
  Capital contribution by USAi
    related to the payment of
    contingent purchased  price        25,000
  Dividend distribution to USAi       (40,000)
                                     --------                                         --    --   ----------   ----
Balance at December 31, 1999          146,347                                         --     0           --      0
Comprehensive income:
  Net income                           10,832
  Unrealized gain on available
    for sale securities, net of
    tax benefit of $77                    165
                                     --------
Comprehensive income                   10,997
Issuance of common stock in                                                                       9,999,900    100
  connection with acquisition
  of predecessor                      159,998
Proceeds from issuance of common
  stock, net of issuance cost
  of $9,302                            90,061                                                     6,210,000     62
Issuance of stock warrants to
  Internet affiliates                  17,708                                                                   --
Capital contribution by USAi
  related to the  payment of
  contingent purchase price            58,484                                                            --     --
Issuance of common stock upon
  exercise of options                     401                                                        25,000      1
Income tax benefit related to
  stock options  exercised                199
                                     --------                                         --    --   ----------   ----
Balance at December 31, 2000         $484,195                                         --    $0   16,234,900   $163
                                     ========                                         ==    ==   ==========   ====


                                                          TMF and
                                            Class B      Marketing                       Accumulated
                                          COMMON STOCK   Additional Additional              Other
                                          ------------     Paid-In   Paid-In   Retained  Comprehensive
                                          SHARES     $     CAPITAL   CAPITAL   EARNINGS  INCOME (LOSS)
                                          ------     -   ---------- ---------- --------  -------------
Predecessor
Balance at January 1, 1999                                   $2                 ($1,168)       $314
  Capital contribution                                                12,900
  Comprehensive loss:
    Net loss for the period
    January 1, 1999 to May 10, 1999                                             (13,863)
    Less:  Reclassification
      adjustment for realized gains
      on marketable securities
      included in net loss                                                                     (314)
  Comprehensive loss
                                                             --     --------   --------     -------
  Deficit of Predecessor Company
    as of May 10, 1999 prior to
    the change in capitalization
    due to the acquisition                                   $2      $12,900   ($15,031)         $0
                                                             ==     ========   ========     =======
SUCCESSOR:
  Initial capitalization of
    Company in conjunction with
    the acquisition                     38,999,100  $390            $156,923         $0          $0
  Comprehensive income:
    Net income for the period
      May 11 to December 31, 1999                                                 4,122
    Unrealized losses on available
      for sale  securities, net
      of tax benefit of $51                                                                     (88)
  Comprehensive income
  Capital contribution by USAi
    related to the payment of
    contingent purchased  price                                       25,000
  Dividend distribution to USAi                                      (40,000)
                                        ----------  ----            --------   --------     -------
Balance at December 31, 1999            38,999,100   390             141,923      4,122         (88)
Comprehensive income:
  Net income                                                                     10,832
  Unrealized gain on available
    for sale securities, net of
    tax benefit of $77                                                                          165
Comprehensive income
Issuance of common stock in
  connection with acquisition
  of predecessor                                      --             159,898         --          --
Proceeds from issuance of common
  stock, net of issuance cost
  of $9,302                                           --              89,999         --          --
Issuance of stock warrants to
  Internet affiliates                                 --              17,708         --          --
Capital contribution by USAi
  related to the  payment of
  contingent purchase price                           --              58,484         --          --
Issuance of common stock upon
  exercise of options                                 --                 400         --          --
Income tax benefit related to
  stock options  exercised                                               199
                                        ----------  ----            --------   --------     -------
Balance at December 31, 2000            38,999,100  $390            $468,611    $14,954         $77
                                        ==========  ====            ========   ========     =======


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                  PREDECESSOR
                                                                                                  -----------
                                                                                    PERIOD           PERIOD
                                                                  YEAR ENDED       MAY 11 TO      JANUARY 1 TO
                                                                  DECEMBER 31,    DECEMBER 31,       MAY 10
                                                                      2000            1999            1999
                                                                   ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  10,832       $   4,122       ($ 13,863)
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation                                                         725             340             119
    Amortization of goodwill                                          38,490          12,897              --
    Amortization of deferred distribution and marketing costs          4,260              --              --
    Gain on marketable securities                                         --              --            (471)
    Non-cash compensation charge                                          --              --          12,900
    Deferred income taxes                                             (5,077)         (1,587)             --
    Changes in current assets and liabilities:
      Restricted cash equivalent                                         (21)         (2,000)             --
      Accounts and notes receivable                                   (3,097)         (1,340)             20
      Prepaid hotel rooms                                               (688)           (418)           (179)
      Accounts payable                                                14,082           4,759           7,123
      Deferred revenue                                                14,774          (2,846)         11,994
      Income tax payable                                               3,307              --              --
      Due to USAi, net                                                 2,177              --              --
      Other accrued liabilities                                        3,674           6,990            (371)
      Other current assets                                            (1,355)           (478)            (49)
                                                                   ---------       ---------       ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                     82,083          20,439          17,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of TMF and Marketing, net of cash acquired              (5,000)       (157,985)             --
  Capital expenditures                                                (2,861)         (1,092)           (222)
  Net purchases of marketable securities                            (113,343)         (1,500)         (8,434)
  Investment in TravelNow.com                                         (3,240)             --              --
  Proceeds from sale of marketable securities                             --             996          11,631
  Other, net                                                               4            (238)             31
                                                                   ---------       ---------       ---------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (124,440)       (159,819)          3,006

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                                 90,461              --              --
  Capital contribution by USAi                                            --         182,313              --
  Dividend distribution to USAi                                           --         (40,000)             --
                                                                   ---------       ---------       ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                     90,461         142,313              --
                                                                   ---------       ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             48,104           2,933          20,229

Cash and cash equivalents at beginning of period                       2,933              --           4,964
                                                                   ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  51,037       $   2,933       $  25,193
                                                                   =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $      35
                                                                   =========
  Cash paid for income taxes                                       $   8,651
                                                                   =========
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING INFORMATION:
  Contribution by USAi to fund purchase price liability            $  58,484
                                                                   =========
  Issuance of warrants                                             $  17,708
                                                                   =========


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company"), a subsidiary of USA Networks, Inc. (USAi), is a leading consolidator of hotel and other lodging accommodations for resale in the consumer market in North America, the Caribbean, Western Europe and Asia. On May 10, 1999, Hotel Reservations Network, Inc. acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. ("TMF") and HRN Marketing Corp. ("Marketing") (the "Acquisition"), which operated Hotel Reservations Network services. TMF and Marketing are the Company's predecessors ("Predecessors"). Until its acquisition by Hotel Reservations Network Inc., TMF operated the Hotel Reservations Network. Marketing, which was formed on August 17, 1998 and commenced operations in October 1998, specialized in Internet marketing and provided, on a contract basis, marketing, advertising, promotional activities and public relations to TMF.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     Charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as revenue at the conclusion of the customer's stay at the hotel.

     The Company offers rooms that are contracted for in advance or are prepaid. Unsold contracted rooms may be returned by the Company based on a cutoff period, which generally expires before the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and rooms cancelled by a customer subsequent to the cutoff period in which the Company can return the unused rooms. To date, the Company has not incurred significant losses under the room contracts with hotels.

CASH EQUIVALENTS

     Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper, U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than three months.

MARKETABLE SECURITIES

     All marketable debt and equity securities, except the investment in TravelNow.com Inc. (see Note 14) are classified as available for sale and are carried at fair value. Unrealized gains and losses, net of related income tax, are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on the sale of investments are based upon the specific-identification method and are included in the statements of operations.

FINANCIAL INSTRUMENTS

     The carrying value of all financial instruments approximates their fair value due to the short maturity of the respective instruments.

CONCENTRATION OF CREDIT RISK

     The Company's cash and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

PREPAID HOTEL ROOMS

     Prepaid hotel rooms are carried at cost and are charged to expense at the conclusion of the customer's stay at the hotel. Management reviews the carrying value of prepaid hotel rooms and provides adjustment for impairment, if necessary. As of December 31, 2000, no adjustment was necessary.

PROPERTY AND EQUIPMENT

     Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

     Depreciation and amortization is recorded on a straight-line basis over the assets' estimated service lives, as follows:

ASSET CATEGORY                                 DEPRECIATION/AMORTIZATION PERIOD
--------------                                 --------------------------------
Computer equipment and software...............          3 to 5 years
Leasehold improvements........................          4 to 7 years
Furniture and other equipment.................          3 to 10 years

LONG-LIVED ASSETS INCLUDING INTANGIBLES

     The Company reviews the carrying value of long lived assets, including goodwill and property and equipment, if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows of the assets, the carrying value is reduced to its estimated fair value. No indicators of impairment were noted as of December 31, 2000 or 1999.

ADVERTISING

     Advertising expense, excluding non-cash distribution and marketing costs, for the year ended December 31, 2000 was $8.4 million and for the period January 1 to May 10, 1999 and the period May 11 to December 31, 1999 was $1.3 million and $5.5 million, respectively.

     The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no more than three months, which approximates the period over which the revenue is earned. As of December 31, 2000 and 1999, capitalized advertising was $193,000 and $182,000, respectively. Other advertising costs are expensed in the period incurred.

INCOME TAXES

     Subsequent to its Initial Public Offering in February 2000, the Company files its federal and state income tax returns on a stand-alone basis. The Company's income for the period May 11, 1999 through February 2000 is included in USAi's consolidated income tax returns. The Predecessor to the Company elected to be taxed as an S corporation for Federal income tax purposes and thus generally did not pay federal income taxes.

     The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled on a stand-alone basis. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

EARNINGS PER SHARE

     The Company computes basic and diluted earnings per share based on the weighted average number of common shares outstanding, and diluted earnings per share, based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

STOCK WARRANTS

     The Company has issued stock warrants in conjunction with certain affiliation agreements. These warrants are either fully vested and non-forfeitable at issuance, or they have certain performance features that allow the affiliate to earn the warrants based on certain criteria.

     The fair value of the warrants that are fully vested and non-forfeitable is measured at issuance, and amortized over the term of the related affiliate agreements as non-cash distribution and marketing expense.

     The fair value of the warrants with performance features is measured quarterly, once the minimum performance has been met and the warrants begin to be earned. The fair value of the earned warrants at the measurement date is charged to expense as non-cash distribution and marketing expense. At subsequent measurement dates continuing until the performance period has ended, the aggregate number of warrants earned under the performance period is measured, and the increase or decrease in the aggregate fair value from the previous measurement date is charged to expense as non-cash distribution and marketing expense.

NOTE 3  BUSINESS ACQUISITION

     On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. and HRN Marketing Corp., which operated the Hotel Reservations Network service. The total purchase price paid through December 31, 2000 is $406 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000, and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company's obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering. The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $406.3 million is being amortized over a life of ten years.

NOTE 4  MARKETABLE SECURITIES -- AVAILABLE FOR SALE

     Investments in marketable securities-available for sale at December 31, 2000 consist of the following (in thousands):

                                                          Pre-tax     Pre-tax
                               Amortized                Unrealized   Unrealized
                                 Cost      Fair Value      Gain         Loss
                               ---------   ----------   ----------   ----------
U.S. government securities     $ 31,051     $ 31,157     $    117     $     11
Commercial paper ..........      77,061       77,061           --           --
Certificates of deposit ...      10,175       10,195           20           --
                               --------     --------     --------     --------
Total marketable securities    $118,287     $118,413     $    137     $     11
                               ========     ========     ========     ========

     Total marketable securities have an aggregate face value of $119,342. The contractual maturities of marketable securities were as follows (in thousands):

                                                                   PAR VALUE
                                                                   ---------
     Due in 1 year or less .............................           $107,947
     Due in 1 to 2 years ...............................                 --
     Due in 2 to 5 years ...............................              2,030
     Due in over 5 years ...............................              9,365
                                                                   --------
     Total investment in debt securities ...............           $119,342
                                                                   ========

     Available-for-sale investments at December 31, 1999 were as follows (in thousands):

                                                           Pre-tax     Pre-tax
                                                         Unrealized  Unrealized
                                       COST     MARKET      GAIN        LOSS
                                      ------    ------       --        ------
     U.S. government securities ...   $5,045    $4,906       --        $  139
                                      ======    ======     ======      ======

     During 2000, the Company did not have any realized gains or losses on its investments.

NOTE 5  NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement with an affiliate and issued a performance warrant upon the completion of the public offering. The performance warrant is subject to vesting based on achieving certain performance targets. If the performance warrant is fully vested and exercisable it will entitle the holder to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00 (See Note 15). Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and agreed to issue warrants based upon the affiliate achieving certain performance targets. If the targets are met in full, the Company will be required to issue warrants to acquire 953,583 shares of class A common stock at an average price calculated at the end of each performance measurement period.

     In February 2000, the Company entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. The Company has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the year ended December 31, 2000, the Company amortized $4.3 million of the warrant costs.

NOTE 6  INCOME TAXES

     A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes for the is shown as follows (in thousands):

                                                                    2000        1999
                                                                  --------    --------
     Income tax expense at the federal statutory rate of 35% in
       2000 and 34% in 1999                                       $  6,165    $  2,225
     State income taxes, net of effect of federal tax benefit          617         196
                                                                  --------    --------
     Income tax expense                                           $  6,782    $  2,421
                                                                  ========    ========

     The components of income tax expense are as follows:

     Current income tax expense:
       Federal                                                    $ 10,781    $  3,520
       State                                                         1,078         488
                                                                  --------    --------
         Current income tax expense:                                11,859       4,008

     Deferred income tax benefit:
       Federal                                                      (4,616)     (1,393)
       State                                                          (461)       (194)
                                                                  --------    --------
         Deferred income tax benefit                                (5,077)     (1,587)
                                                                  --------    --------
     Total net income tax expense                                 $  6,782    $  2,421
                                                                  ========    ========

     The deferred tax benefit of $6.8 million as of December 31, 2000 is related entirely to the tax effects of cumulative temporary differences arising from the amortization of goodwill, which is amortized over 10 years for book purposes and 15 years for tax purposes. The effective tax rate is 38.5% which reflects the federal statutory rate and applicable state income tax rates.

NOTE 7  COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment used in connection with its operations under various operating leases. Future minimum payments under these non-cancelable agreements total $2.1 million and are $845,000, $812,000, $401,000, $27,000, $24,000 and $2,000 in the years 2001, 2002, 2003 and 2004,
2005 and thereafter, respectively. Expenses charged to operations under these leases were $923,000 for the year ended December 31, 2000, and $108,000 and $382,000 for the period from January 1 to May 10, 1999 and the period May 11 to December 31, 1999, respectively.

     At December 31, 2000, the Company has $3.4 million of outstanding letters of credit that expire between March 2001 and January 2002. The outstanding letters of credit are collateralized by $2.0 million of restricted cash equivalents and $2.5 million of investments.

     As of December 31, 2000, the Company has non-cancelable commitments for hotel rooms totaling $9.3 million, which relate to the period January 1, 2001 to December 31, 2001. Furthermore, the Company has non-cancelable commitments under advertising contracts with third party Internet websites totaling $6.2 million as of December 31, 2000.

NOTE 8  LITIGATION

     In the ordinary course of business, the Company is engaged in various lawsuits; however, the Company is not currently involved in any material legal proceedings. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 9  RELATED PARTY TRANSACTIONS

     The Company has arrangements with Ticketmaster LLC ("Ticketmaster") a wholly owned subsidiary of USAi that allows Ticketmaster to sell hotel rooms to their customers. Furthermore, the Company entered into an arrangement with Ticketmaster and Precision Response Corporation ("PRC") for outsourced call center services. For the year ended December 31, 2000, the Company incurred fees of $326,000 and $1.5 million under the arrangements with Ticketmaster and PRC, respectively. For the period May 11 to December 31, 1999, the Company incurred fees of $93,000 under its arrangements with Ticketmaster.

     The Company entered into an arrangement with Ticketmaster which operates the CitySearch.com website. Under the arrangement, Ticketmaster will market the Company's hotel products via the Internet in return for (1) links from the Company's websites and newsletters to the CitySearch.com and Ticketmaster.com websites and (2) a 5% commission on the gross revenues generated from rooms booked through the CitySearch.com site. The commission paid to Ticketmaster for the year ended December 31, 2000 was $24,000.

NOTE 10  NON-RECURRING ACQUISITION RELATED COSTS

     During the period January 1 to May 10, 1999, the Predecessor paid discretionary compensation and bonuses of $398,000 to its employees (other than Messrs. Diener and Litman, the principal owners of the predecessor) and incurred professional and advisory fees of $159,000 related directly to the acquisition.

     In connection with the sale of substantially all the assets of TMF and Marketing, the principal owners entered into an agreement to pay an executive of TMF for past services 5% of all net sales proceeds, including all contingent payments, received by the principal owners in connection with the sale. During the period January 1 to May 10, 1999, the Predecessor recorded a charge of $19.7 million in connection with this obligation, of which $6.8 million was paid in cash at the time of closing and $12.9 million represents an estimate of the amount to be satisfied directly by the sellers of the predecessor company. Accordingly the Company has treated the $12.9 million as a non-cash compensation charge in the statement of cash flows.

NOTE 11  EMPLOYEE BENEFITS

401(K) SAVINGS PLAN

     The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") covering substantially all full-time employees. The Company's share of the matching employer contributions is set at the discretion of management. The expense for the Plan was $24,000 for the year ended December 31, 2000. For the period January 1 to May 10, 1999 and for the period May 11 to December 31, 1999 the expense was $6,000 and $11,000, respectively.

STOCK OPTION PLAN

     In February 2000, the Board of Directors of the Company adopted the following stock option plans:

     A total of 5,400,000 shares of class A common stock was reserved for issuance under the 2000 Stock Plan (the "Stock Option Plan") for the grants of incentive stock options to employees, including officers and employee directors, and for grants of non-statutory stock options and stock purchase rights, or SPRs, to employees, directors and consultants, and employees of affiliates. Unless terminated sooner, the Stock Option Plan will terminate automatically on February 21, 2010.

     A total of 100,000 shares of class A common stock was reserved for issuance under the Directors' Stock Option Plan. The Directors' Stock Option Plan provides for the grant of non-statutory stock options to members of the Board of Directors who were not, at the time of grant, employees of the Company and/or any of our affiliates. Unless terminated sooner, the plan will terminate automatically on February 21, 2010. Under the plan, options to purchase 5,000 shares of class A common stock will be automatically granted upon a director's election to office, and thereafter annually on the date of the annual meeting of stockholders of the Company.

     For both Plans, the option exercise price is the fair market value at the date of grant. Options granted generally vest over four years and expire ten years from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

                                                                           WEIGHTED AVERAGE
                                            SHARES        PRICE RANGE       EXERCISE PRICE
                                            ------        -----------       --------------
Outstanding at January 1, 2000                 --             --                   --
Granted                                   2,150,117     $15.50 - $39.00          $19.87
Exercised                                   (25,000)    $16.00                   $16.00
Cancelled                                  (306,218)    $16.00 - $31.88          $18.15
                                          ---------
Outstanding at December 31, 2000          1,818,899     $16.00 - $39.00          $20.21
                                          =========

     The weighted average fair value of options granted during the year was $15.44.

                                                 OPTIONS OUTSTANDING
                                      ------------------------------------------
                                                           WEIGHTED
                                      OUTSTANDING           AVERAGE     WEIGHTED
                                           AT              REMAINING     AVERAGE
RANGE OF EXERCISE                     DECEMBER 31,        CONTRACTUAL   EXERCISE
      PRICE                               2000               LIFE        PRICE
-----------------                     ------------        -----------   --------
$15.50 - $19.50                        1,344,353             8.9         $15.96
$19.51 - $27.30                           54,408             9.2         $20.38
$27.31 - $31.20                           99,938             9.0         $29.75
$31.21 - $35.10                          220,200             9.4         $33.24
$35.11 - $39.00                          100,000             9.7         $39.00
                                       ---------
                                       1,818,899             9.1         $20.21
                                       =========

     No options were exercisable at December 31, 2000.

     As permitted under SFAS 123, the Company has elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Option No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted is equal to the fair market value of the underlying security on the grant date.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted during the year ended December 31, 2000 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming expected average option life of 5 years, expected volatility of 100%, a risk-free interest rate ranging from 5.77% to 6.65% and no payment of dividends.

     For pro forma purposes, the estimated fair value of the Company's options is amortized over the vesting period for options. The Company's pro forma information follows (in thousands expect for income per share information):

                                                                         2000
                                                                         ----
     Pro forma net income........................................       $8,509
     Pro forma basic and diluted earnings per share..............       $ 0.16

     The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 12  EARNINGS PER SHARE DATA

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Common equivalent shares of 416,758 were excluded from the computation for the year ended December 31, 2000, as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

                                                                                              PERIOD
                                                              YEAR           PERIOD         JANUARY 1,
                                                             ENDED        MAY 11, 1999         1999
                                                          DECEMBER 31,   TO DECEMBER 31,  TO MAY 10, 1999
                                                              2000            1999          (PRO FORMA)
                                                            --------         -------         --------
Numerator:
  Net income (loss)                                         $ 10,832         $ 4,122         ($ 8,734)
                                                            ========         =======         ========
Denominator:
  Denominator for basic income per share - weighted
    average shares outstanding                                52,767          38,999           38,999
  Employee stock options                                         320              --               --
  Warrants                                                       493              --               --
                                                            --------         -------         --------
  Denominator for diluted income (loss) per share -
    adjusted weighted average shares outstanding,
    assuming exercise of common equivalent shares             53,580          38,999           38,999
                                                            ========         =======         ========
Basic income (loss) per share                               $   0.21         $  0.11         ($  0.22)
                                                            ========         =======         ========
Diluted income (loss) per share                             $   0.20         $  0.11         ($  0.22)
                                                            ========         =======         ========

NOTE 13 - SELECTED QUARTERLY RESULTS (UNAUDITED)

                                                                       2000
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          --------------------------------------------------------------
                                            QUARTER          QUARTER          QUARTER          QUARTER
                                             ENDED            ENDED            ENDED            ENDED
                                          DECEMBER 31,     SEPTEMBER 30,      JUNE 30,         MARCH 31,
                                          ------------     -------------      --------         ---------
Net revenues                                $100,014         $ 94,618         $ 78,082         $ 55,263
Operating profit                               5,515            1,900              885              866
Net Income (loss)                              5,153            2,764            1,750            1,165
Basic earnings per common share (a)         $   0.09         $   0.05         $   0.03         $   0.03
Diluted earnings per common share           $   0.09         $   0.05         $   0.03         $   0.03

                                                                              1999
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        -------------------------------------------------------------------------------
                                                           COMPANY                                   PREDECESSOR
                                        --------------------------------------------         --------------------------
                                                                             PERIOD          PERIOD
                                          QUARTER           QUARTER          MAY 11,         APRIL 1,          QUARTER
                                           ENDED             ENDED          1999 TO          1999 TO            ENDED
                                        DECEMBER 31,     SEPTEMBER 30,      JUNE 30,         MAY 10,           MARCH 31,
                                            1999             1999            1999             1999               1999
                                        ------------     -------------      --------         --------          --------
Net revenues                              $ 53,443         $ 47,652         $ 23,018         $ 14,780          $ 22,921
Operating profit (loss) (b)               $  3,511         $  1,288         $    855         ($18,175)         $  3,412
Net Income (loss) (b)                     $  2,297         $  1,178         $    647         ($17,518)         $  3,655
Basic earnings per common share           $   0.06         $   0.03         $   0.02              N/A               N/A
Diluted earnings per common share         $   0.06         $   0.03         $   0.02              N/A               N/A

(a) Per common share amounts for the quarters do not add to the annual amount because of differences in the average common shares outstanding during each period.

(b) Operating loss of the period ending April 1, 1999, to May 10, 1999 includes non-recurring acquisition related costs of $20,257.

NOTE 14  SUBSEQUENT EVENTS

     In December 2000, the Company agreed to acquire 1,080,000 shares for $3.2 million ($3 per share), representing a 9.86% interest in TravelNow.com Inc. (TravelNow), a leading Internet travel site with one of the largest travel affiliate programs on the Web. On January 3, 2001, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire all of the remaining outstanding shares of TravelNow for $4.16 per share in cash, as well as certain other contractual payments in the transaction. The total value of the acquisition is approximately $47.4 million. The acquisition was consummated on February 16, 2001, and TravelNow became a wholly-owned subsidiary of the Company. The Company has not yet determined the allocation of the purchase price.

     On March 13, 2001, the Company restructured an existing exclusive affiliate distribution and marketing agreement, whereby, the term of the agreement was extended through July, 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate under the January 2000 agreement. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, the Company will defer additional warrant costs of $26.3 million, which will result in additional non-cash distribution and marketing costs of approximately $4.9 million, $6.0 million, $6.0 million, $6.0 million and $3.4 million, in each of the five years, respectively, beginning with year ending December 31, 2001.

     The fair value of the warrants with performance features will be measured quarterly and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the quarter ending March 31, 2001, the Company estimates an expense of approximately $2.0 million related to the performance warrants estimated to be vested in such quarter.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
TMF, Inc. and HRN Marketing Corp.

     We have audited the accompanying combined balance sheet of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. as of December 31, 1998, and the related combined statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. as of December 31, 1998 and the combined results of their operations and their combined cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON LLP

Dallas, Texas
February 26, 1999

                  TMF, INC. (D/B/A HOTEL RESERVATIONS NETWORK)
                             AND HRN MARKETING CORP.
                             COMBINED BALANCE SHEET
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                DECEMBER 31,
                                                                                    1998
                                                                                ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $  4,964
   Marketable securities - available for sale                                        7,672
   Accounts receivable                                                                 127
   Prepaid hotel rooms                                                                 341
   Other current assets                                                                381
                                                                                  --------
      TOTAL CURRENT ASSETS                                                          13,485

PROPERTY AND EQUIPMENT - AT COST
   Equipment                                                                           440
   Software                                                                            613
   Furniture and fixtures                                                              325
                                                                                  --------
                                                                                     1,378
      Less accumulated depreciation                                                    408
                                                                                  --------
                                                                                       970
OTHER ASSETS                                                                            89
                                                                                  --------
                                                                                  $ 14,544
                                                                                  ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                               $  7,947
   Deferred revenue                                                                  7,299
   Deferred tax liability                                                               44
   Accrued liabilities                                                                  51
                                                                                  --------
      TOTAL CURRENT LIABILITIES                                                     15,341
OTHER LIABILITIES                                                                       55

STOCKHOLDERS' DEFICIT
   Common stock
      TMF, Inc. $.01 par value; 1,000 shares authorized, issued and outstanding         --
      in 1998
      HRN Marketing Corp., $.01 par value; 1,000 shares authorized,
      issued and outstanding in 1998                                                    --
   Additional paid-in capital                                                            2
   Accumulated other comprehensive income                                              314
   Accumulated deficit                                                              (1,168)
                                                                                  --------
      TOTAL STOCKHOLDERS' DEFICIT                                                     (852)
                                                                                  --------
                                                                                  $ 14,544
                                                                                  ========


        The accompanying notes are an integral part of this statement.

                  TMF, INC. (D/B/A HOTEL RESERVATIONS NETWORK)
                             AND HRN MARKETING CORP.
                        COMBINED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


NET REVENUES                                                             $66,472
OPERATING COSTS AND EXPENSES
   Cost of sales                                                          45,665
   Officers' distributions                                                10,126
   Selling, general and administrative                                     9,923
                                                                         -------
                                                                          65,714
                                                                         -------
        Operating profit                                                     758
OTHER INCOME
   Interest and other, net                                                   911
   Gain on sales of securities, net of losses of $6                           74
                                                                         -------
                                                                             985
                                                                         -------
        Earnings before income taxes                                       1,743
INCOME TAX EXPENSE                                                             5
                                                                         -------
        NET EARNINGS                                                     $ 1,738
                                                                         -------


        The accompanying notes are an integral part of this statement.

                  TMF, INC. (D/B/A HOTEL RESERVATIONS NETWORK)
                             AND HRN MARKETING CORP.
             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                             (DOLLARS IN THOUSANDS)


                                                                                       ACCUMULATED
                                                COMMON STOCK            ADDITIONAL        OTHER                           TOTAL
                                           ----------------------        PAID-IN      COMPREHENSIVE    ACCUMULATED     STOCKHOLDERS'
                                           SHARES         AMOUNT         CAPITAL         INCOME          DEFICIT         DEFICIT
                                           -------        -------        -------         -------         -------         -------
Balances at January 1, 1998                  1,000            $--              1             351            (406)            (54)
Comprehensive income:
   Net earnings                                 --             --             --              --           1,738           1,738

   Unrealized gain on marketable
      securities available for sale             --             --             --              32              --              --

      Less: reclassification
        adjustment for gains
        included in net earnings
        net of tax effect of $5                 --             --             --             (69)             --              --
                                                                                         -------
                                                --             --             --             (37)             --             (37)
                                                                                                                         -------
Total comprehensive income                                                                                                 1,701
Sale of common stock of HRN
   Marketing Corp                            1,000             --              1              --              --               1
Capital distributions to
   stockholders                                 --             --             --              --          (2,500)         (2,500)
Balances at December 31, 1998
                                             2,000            $--        $     2         $   314         $(1,168)        $  (852)


        The accompanying notes are an integral part of this statement.

                  TMF, INC. (D/B/A HOTEL RESERVATIONS NETWORK)
                             AND HRN MARKETING CORP.
                        COMBINED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                                    1998
                                                                                 ------------
Cash flows from operating activities
   Net earnings                                                                   $  1,738
   Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation                                                                     232
      Gain on sale of marketable securities                                            (74)
      Changes in operating assets and liabilities
        Accounts receivable                                                            (38)
        Prepaid hotel rooms                                                           (137)
        Other current assets                                                          (204)
        Other assets                                                                   (57)
        Accounts payable                                                             3,417
        Deferred revenue                                                             4,021
        Accrued liabilities and other                                                  (49)
                                                                                  --------
           Net cash provided by operating activities                                 8,849
Cash flows from investing activities
   Purchases of property and equipment                                                (657)
   Purchase of marketable securities                                               (10,158)
   Proceeds from sales of marketable securities                                      6,601
                                                                                  --------
           Net cash used in investing activities                                    (4,214)
Cash flows from financing activities
   Sale of common stock                                                                  1
   Capital distributions to stockholders                                            (2,500)
                                                                                  --------
           Net cash used in financing activities                                    (2,499)
                                                                                  --------
           Net increase (decrease) in cash and cash equivalents                      2,136
Cash and cash equivalents at beginning of period                                     2,828
                                                                                  --------
Cash and cash equivalents at end of period                                        $  4,964
                                                                                  ========


        The accompanying notes are an integral part of this statement.

                  TMF, INC. (D/B/A HOTEL RESERVATIONS NETWORK)
                             AND HRN MARKETING CORP.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1--ORGANIZATION AND BASIS OF PRESENTATION

     TMF, Inc. ("TMF") operates Hotel Reservations Network, a leading online consolidator of hotel rooms for resale in the consumer market in the United States. Its affiliate, HRN Marketing Corp. ("Marketing"), which was formed on August 17, 1998 and commenced operations on October 1, 1998, specializes in Internet marketing and provides on a contract basis, the marketing, advertising, promotional activities and public relations for TMF. In addition, Marketing performs banner advertising, linking programs, search engine placement and arranging for Internet affiliations for TMF.

     The accompanying combined financial statements as of December 31, 1998, and since October 1, 1998, present TMF and Marketing (collectively, the "Company") on a combined basis since the companies are controlled by common shareholders, although neither company has a controlling interest in the other.

     On May 10, 1999, Hotel Reservations Network, Inc. ("Hotel Reservations Network"), a wholly-owned subsidiary of USA Networks, Inc. ("USAi"), acquired substantially all of the assets of TMF and Marketing. See Note 9.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     Marketable debt and equity securities are classified as available for sale and are carried at market value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders' equity until realized. Realized gains and losses on the sale of investments are based upon the specific identification method and are included in the statement of operations.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives of five to seven years.

PREPAID HOTEL ROOMS

     Prepaid hotel rooms are carried at cost and are expensed at the conclusion of the customer's stay at the hotel. The Company reviews the carrying value of prepaid hotel rooms and provides a carrying adjustment, if necessary. As of December 31, 1998 no carrying adjustment was recorded.

REVENUE RECOGNITION

     Charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as income at the conclusion of the customer's stay at the hotel.

     The Company offers rooms that are contracted for in advance or are prepaid. Unsold contracted rooms may be returned by the Company based on a cancellation period, which generally expires before the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellation or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and rooms cancelled by a customer subsequent to the period in which the Company can return the unused rooms. To date the Company has not incurred significant losses under the room contracts with hotels.

ADVERTISING AND PROMOTION COSTS

     Advertising and promotion costs are expensed when the advertising first takes place and were approximately $2.6 million for the year ended December 31, 1998.

     The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no more than three months, which approximates the period over which the revenue is earned. At December 31, 1998, the amount capitalized was $125,000.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3--MARKETABLE SECURITIES--AVAILABLE FOR SALE

     Investments in marketable securities--available for sale consist of the following (in thousands):

                                                          DECEMBER 31, 1998
                               -------------------------------------------------------------------
                                                                                          NET
                                             MARKET      UNREALIZED     UNREALIZED     UNREALIZED
                                COST          VALUE         GAIN           LOSS        GAIN (LOSS)
                               ------        ------      ----------     ----------     -----------
Government bonds ......        $3,384        $3,369        $    6         $  (21)        $  (15)
Common stocks .........           985         1,359           381             (7)           374
Mutual funds,
  primarily invested in
  government bonds ....         2,945         2,944            --             (1)            (1)
                               ------        ------        ------         ------         ------
                               $7,314        $7,672        $  387         $  (29)        $  358
                               ======        ======        ======         ======         ======

     Scheduled maturities of debt securities classified as available for sale at December 31, 1998 were as follows (in thousands):

                                                                     MARKET
     DUE IN                                           COST           VALUE
     ------                                          ------          ------
     1999 .................................          $  100          $  100
     2000 - 2003 ..........................             914             915
     2004 - 2008 ..........................           2,020           1,995
     2009 and later .......................             350             359
                                                     ------          ------
                                                     $3,384          $3,369
                                                     ======          ======

NOTE 4--COMMITMENTS

LETTERS OF CREDIT

     At December 31, 1998, the Company had a letter of credit of $500,000 outstanding under an agreement expiring in October 1999. Investments with a fair value of approximately $900,000 were pledged to secure the letter of credit.

     The Company also had unsecured letters of credit outstanding with various hotels. At December 31, 1998, the unsecured letters of credit totaled $425,000. They expire in March 2000.

OPERATING LEASES

     The Company conducts a portion of its operations in leased facilities. The minimum rental commitments under these leases, which are noncancellable, are as follows (in thousands):

     1999........................................................   $235
     2000........................................................    240
     2001........................................................    244
                                                                    $719

     Rent expense for the year was approximately $211,000.

NOTE 5--INCOME TAXES

     TMF elected S corporation status for Federal income tax purposes effective January 1, 1997. As a result, TMF does not pay Federal income taxes, except for the Federal taxes related to built-in gains which existed at January 1, 1997. Tax expense related to built-in gains was $5,000 for the year ended December 31, 1998. TMF has recorded a deferred income tax liability of $44,000 at December 31, 1998. Marketing has also elected S corporation status for Federal income tax purposes.

NOTE 6--CONTINGENCIES

     In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims are not expected to have a material adverse effect upon the financial position or operations of the Company.

NOTE 7--RELATED PARTY TRANSACTIONS-OFFICERS' COMPENSATION

     During 1998, the Company's stockholders received officers' distributions of $10.1 million.

NOTE 8--BENEFIT PLANS

     Effective January 1, 1998, the Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") covering substantially all full-time employees who are not party to collective bargaining agreements and those employees who are non-resident aliens. The Company's share of the matching employer contributions is set at the discretion of management. The expense for the Plan for the year ended December 31, 1998 was $16,000.

NOTE 9--SUBSEQUENT EVENT (UNAUDITED)

     On May 10, 1999, Hotel Reservations Network completed the acquisition of substantially all of the assets of TMF and Marketing. The purchase price was $149.2 million plus contingent payments based on operating performance of TMF and Marketing during the year ending December 31, 1999 and the twelve month periods ending March 31, 2000, 2001 and 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to HRN's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors and executive officers of HRN is set forth in the section entitled "Item 1-Election of Directors and Management Information" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of HRN is set forth in the section entitled "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of HRN's class A common stock and class B common stock is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Information regarding certain relationships and related transactions with HRN is set forth in the section entitled "Certain Relationships and Related Party Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report

     (1)  Financial Statements included in Part II of this report.

                                                                                                     PAGE
                                                                                                     ----
     Hotel Reservations Network, Inc.

        Reports of Independent Auditors ...........................................................   28
        Consolidated Balance Sheets at December 31, 1999 and 2000 .................................   30
        Consolidated Statements of Operations for the period from May 11 to December 31, 1999 and
          for the year ended December 31, 2000 ....................................................   31
        Combined Statement of Operations of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN
          Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 .............   31
        Consolidated Statements of Stockholders' Equity for the period from May 11 to December 31,
          1999 and for the year ended December 31, 2000 ...........................................   32
        Combined Statement of Stockholders' Deficit of TMF, Inc. (d/b/a Hotel Reservations Network)
          and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 .....   32
        Consolidated Statements of Cash Flows for the period from May 11 to December 31, 1999 and
          for the year ended December 31, 2000 ....................................................   33
        Combined Statement of Cash Flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN
          Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999 .............   33
        Notes to Financial Statements .............................................................   34

     TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. --
     Audited Combined Financial Statements

        Report of Independent Certified Public Accountants ........................................   45
        Combined Balance Sheet at December 31, 1998 ...............................................   46
        Combined Statement of Operations for the year ended December 31, 1998 .....................   47
        Combined Statement of Changes in Stockholders' Deficit for the year ended December 31, 1998   48
        Combined Statement of Cash Flows for the year ended December 31, 1998 .....................   49
        Notes to Combined Financial Statements.....................................................   50

     (3) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  3.1   Restated Certificate of Incorporation (filed as Exhibit 3.2 to HRN's
        Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

  3.2   Form of Restated Bylaws (filed as Exhibit 3.3 to HRN's Registration
        Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

  4.1   Specimen class A common stock certificate (filed as Exhibit 4.1 to HRN's
        Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).


 10.1   Assumption Agreement between Hotel Reservations Network, Inc. and USA
        Networks, Inc. (filed as Exhibit 10.1 to HRN's Registration Statement on
        Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.2   Tax Sharing Agreement between Hotel Reservations Network, Inc. and USA
        Networks, Inc. (filed as Exhibit 10.2 to HRN's Registration Statement on
        Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.3   2000 Stock Option Plan (filed as Exhibit 10.3 to HRN's Registration
        Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.4   Directors' Stock Option Plan (filed as Exhibit 10.4 to HRN's
        Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.5   Amended and Restated Asset Purchase Agreement by and among Hotel
        Reservations Network, Inc., USA Networks, Inc., TMF, Inc., HRN Marketing
        Corp., David Litman and Robert Diener (filed as Exhibit 10.5 to HRN's
        Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.6   Employment Agreement with Sandra D'Arcy (filed as Exhibit 10.9 to HRN's
        Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

 10.7   Employment Agreement with Mel Robinson (filed as Exhibit 10.1 to HRN's
        Quarterly Report on Form 10-Q for the quarterly period ended September
        30, 2000, and incorporated herein by reference).

 23.1   Consent of Ernst & Young LLP

 23.2   Consent of Grant Thornton LLP

(b)  Reports on Form 8-K

     (1) HRN furnished a Current Report on Form 8-K dated October 24, 2000 (Item 9) which reported HRN's financial results for the third quarter of 2000.

     (2) HRN furnished a Current Report on Form 8-K dated October 26, 2000 (Item 9) which disclosed HRN's expectations with respect to revenue and EBITDA for the fourth quarter of 2000, and calendar years 2001 and 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        HOTEL RESERVATIONS NETWORK, INC.


                                        /S/ DAVID LITMAN
                                        -------------------------------------
                                        David Litman, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

         SIGNATURES                                    TITLE                                   DATE


     /S/ DAVID LITMAN                   Chief Executive Officer and Director         March 29, 2001
------------------------------          (Principal Executive Officer)
David Litman


     /S/ ROBERT DIENER                  President and Director                       March 29, 2001
------------------------------
Robert Diener


     /S/ MEL ROBINSON                   Chief Financial and Strategic Officer        March 29, 2001
------------------------------          (Principal Financial and Accounting
Mel Robinson                            Officer)


     /S/ BEVERLY HARMS                  Director                                     March 29, 2001
------------------------------
Beverly Harms


     /S/ VICTOR A. KAUFMAN              Director                                     March 29, 2001
------------------------------
Victor A. Kaufman


     /S/ DARA KHOSROWSHAHI              Director                                     March 29, 2001
------------------------------
Dara Khosrowshahi

     /S/ JON MILLER                     Director                                     March 29, 2001
------------------------------
Jon Miller


     /S/ ELI SEGAL                      Director                                     March 29, 2001
------------------------------
Eli Segal


     /S/ MICHAEL SILECK                 Director                                     March 29, 2001
------------------------------
Michael Sileck