Form 10-Q
period 2001-03-31
HOTEL RESERVATIONS NETWORK INC
filed 2001-05-11
CIK 1098322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended March 31, 2001

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

                                   ----------

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2001.

                    Class
                    -----
           Class A Common Stock                        17,587,229
           Class B Common Stock                        38,999,100

                        HOTEL RESERVATIONS NETWORK, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




                                                                                                           Page #
                                                                                                           ------
PART I - FINANCIAL INFORMATION

    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001
                  (unaudited) and December 31, 2000.........................................................3

                  Unaudited Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2001 and 2000................................................4

                  Unaudited Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the Three Months Ended March 31, 2001..........................................5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000................................................6

                  Notes to Unaudited Condensed Consolidated Financial Statements............................7

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations............................................................................10

   Item 3.        Quantitative and Qualitative Disclosure About Market Risk................................13

PART II - OTHER INFORMATION

    Item 6.       Exhibits and Report on Form 8-K..........................................................14

    SIGNATURES.............................................................................................15

    EXHIBIT INDEX..........................................................................................16


                         PART I - FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        HOTEL RESERVATIONS NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2001                   2000
                                                                                -----------            ------------
                                                                                (UNAUDITED)
                               ASSETS
CURRENT ASSETS

Cash and cash equivalents                                                         $103,614               $51,037
Restricted cash equivalents                                                            586                 2,021
Marketable securities - available for sale                                          78,704               118,413
Accounts and notes receivable, net of allowance of $71 at March 31, 2001,
  and $0 at March 31, 2000                                                           7,104                 4,499
Prepaid hotel rooms                                                                  1,920                 1,626
Current portion of non-cash deferred distribution and marketing costs               10,684                 5,403
Other                                                                                2,476                 2,240
                                                                                  --------              --------
           Total current assets                                                    205,088               185,239

PROPERTY AND EQUIPMENT
Computer equipment and software                                                      5,586                 4,110
Buildings and leasehold improvements                                                   335                   285
Furniture and other equipment                                                        1,094                   794
                                                                                  --------              --------
                                                                                     7,015                 5,189
Less accumulated depreciation and amortization                                      (1,361)               (1,065)
                                                                                  --------              --------
                                                                                     5,654                 4,124
OTHER ASSETS
Investment in TravelNow.com                                                             --                 3,240
Goodwill, net of amortization of $62,387 and $51,387 at March 31, 2001
  and December 31, 2000, respectively                                              391,419               354,904
Non-cash deferred distribution and marketing costs, less current portion            27,175                 8,046
Deferred tax asset                                                                   8,115                 6,715
Other assets                                                                            64                    60
                                                                                  --------              --------
                                                                                  $637,515              $562,328
                                                                                  ========              ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, trade                                                            $49,333               $30,334
Deferred revenue                                                                    57,657                31,221
Income tax payable                                                                   8,249                 7,116
Due to USAi                                                                          2,319                 2,092
Other accrued liabilities                                                            5,155                 7,370
                                                                                  --------              --------
           Total current liabilities                                               122,713                78,133


COMMITMENTS AND CONTINGENCIES                                                           --                    --

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none
  outstanding                                                                           --                    --
Class A common stock, $.01 par value; 600,000,000 shares authorized,
  16,772,419 and 16,234,900 shares outstanding at March 31, 2001, and
  December 31, 2000, respectively                                                      168                   163
Class B common stock, $.01 par value; 150,000,000 shares authorized,
  38,999,100 shares outstanding at March 31, 2001 and December 31, 2000                390                   390
Additional paid-in capital                                                         497,403               468,611
Retained earnings                                                                   16,800                14,954
Accumulated other comprehensive income                                                  41                    77
                                                                                  --------              --------
           Total stockholders' equity                                              514,802               484,195
                                                                                  --------              --------
                                                                                  $637,515              $562,328
                                                                                  ========              ========

       The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                       ---------------------------
                                                                                         2001                2000
                                                                                       --------            -------
    Net revenues                                                                       $105,286            $55,263

    Operating costs and expenses
      Cost of sales                                                                      73,714             38,503
      Selling, general and administrative                                                16,046              8,755
      Non-cash distribution and marketing                                                 3,931                450
      Amortization of goodwill                                                           11,000              6,689
                                                                                       --------            -------
     Total operating costs and expenses                                                 104,691             54,397
                                                                                       --------            -------
     Operating profit                                                                       595                866
     Other income (expense)
       Interest income                                                                    2,657                846
       Interest expense                                                                      --                (27)
       Other                                                                                 --                210
                                                                                       --------            -------

     Income before income tax expense                                                     3,252              1,895

     Income tax expense                                                                   1,406                730
                                                                                       --------            -------
       Net income                                                                        $1,846             $1,165
                                                                                       ========            =======

     Basic and diluted earnings per common share                                          $0.03              $0.03
                                                                                       ========            =======
     Weighted average number of shares used to
      compute basic earnings per common share                                            55,404             45,412
                                                                                       ========            =======
     Weighted average number of shares used to
       compute diluted earnings per common share                                         56,595             45,611
                                                                                       ========            =======

        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                           ACCUMULATED
                                                                                CLASS B     ADDITIONAL       OTHER
                                                                 CLASS A        COMMON       PAID-IN      COMPREHENSIVE    RETAINED
                                                    TOTAL      COMMON STOCK      STOCK       CAPITAL      INCOME (LOSS)    EARNINGS
                                                ------------   ------------   ----------    -----------   -------------    ---------
Balance at January 1, 2001                        $ 484,195      $     163     $     390     $ 468,611      $      77      $  14,954

Comprehensive income:
  Net income for the three months
   ended March 31, 2001                               1,846             --            --            --             --          1,846
  Accumulated other comprehensive loss                  (36)            --            --            --            (36)            --
                                                  ---------
  Comprehensive income                                1,810

Issuance of stock warrants to internet
  affiliates                                         28,341             --            --        28,341             --             --

Issuance of common stock upon exercise of
  options                                               357             --            --           357             --             --

Issuance of common stock upon exercise of
  warrants                                               --              5            --            (5)            --             --

Income tax benefit related to stock options
  exercised                                              99             --            --            99             --             --
                                                  ---------      ---------     ---------     ---------      ---------      ---------
Balance at March 31, 2001                         $ 514,802      $     168     $     390     $ 497,403      $      41      $  16,800
                                                  =========      =========     =========     =========      =========      =========


         The accompanying notes are an integral part of these statements

                        HOTEL RESERVATIONS NETWORK, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                  2001                    2000
                                                                                 -------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $1,846                  $1,165
Adjustment to reconcile net income to net cash provided by
    operating activities:
       Depreciation                                                                 296                     171
       Amortization of goodwill                                                  11,000                   6,689
       Amortization of deferred distribution and marketing costs                  3,931                     450
       Deferred income taxes                                                     (1,400)                   (882)
       Changes in operating assets and liabilities
           Restricted Cash                                                        1,435                      --
           Accounts and notes receivable                                         (1,701)                     (2)
           Prepaid hotel rooms                                                     (294)                    516
           Accounts payable, trade                                               17,902                   8,004
           Deferred revenue                                                      25,950                  21,818
           Due to USAi, net                                                         227                     439
           Income tax payable                                                     1,232                   1,606
           Other accrued liabilities                                                204                   1,195
           Other, net                                                              (119)                   (588)
                                                                                 -------                 -------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                       60,509                  40,581

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment of purchase price for acquisition of predecessor                      --                  (5,000)
       Capital expenditures                                                        (418)                   (251)
       Purchase of marketable securities                                             --                 (26,740)
       Proceeds from sale of marketable securities                               39,673                      --
       Acquisition of TravelNow.com, net of cash acquired                       (47,541)                     --
       Other, net                                                                    (3)                     --
                                                                                 -------                -------

                 NET CASH USED IN INVESTING ACTIVITIES                           (8,289)                (31,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of stock                                           --                  89,978
       Net proceeds from exercise of stock options                                  357
                                                                                 -------                 -------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                          357                  89,978
                                                                                 -------                 -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         52,577                  98,568
Cash and cash equivalents at beginning of period                                  51,037                   6,257
                                                                                 -------                 -------
Cash and cash equivalents at end of period                                       103,614                 104,825
                                                                                 =======                 =======
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                       $--                     $27
       Cash paid for taxes                                                        1,550
                                                                                                             --
NON-CASH FINANCING ACTIVITIES:
       Capital contribution by USAi to fund purchase price liability                $--                 $12,500
       Issuance of Warrants                                                      28,341                  14,755


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, RECAPITALIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company") is a leading provider of discount hotel rooms for resale in the consumer market in North America, the Caribbean, Western Europe and Asia. The Company is a subsidiary of USA Networks, Inc. ("USAi").

         On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 2 for further discussion.

BASIS OF PRESENTATION

         In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K.

ADVERTISING

         Advertising expense for the three-month periods ending March 31, 2001, and 2000 was $2.5 million and $1.5 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of March 31, 2001, capitalized advertising is $0.2 million. Other advertising costs are expensed in the period incurred.

NOTE 2 - INITIAL PUBLIC OFFERING OF COMMON STOCK

         On February 25, 2000, the Company completed an initial public offering in which it sold 6,210,000 shares of class A common stock at $16.00 per share, raising $90.0 million in proceeds, net of offering expenses. Immediately prior to the offering the Company had 9,999,900 shares of class A common stock issued to the sellers of the predecessor business and 38,999,100 shares of class B common stock outstanding.

NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $78.6 million and aggregate market value of $78.7 million resulting in a pre-tax unrealized gain of $0.07 million. The cumulative unrealized gain of $0.07 million is shown as a component of comprehensive income net of income tax benefits of $0.03 million. These investments have maturity dates generally less than one year.

NOTE 4 - NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

         In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement with an affiliate and issued a performance warrant upon the completion of the public offering, which, if fully vested, would have permitted the affiliate to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. On March 13, 2001, the Company restructured the affiliate distribution and marketing agreement whereby the term of the agreement was extended through July, 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, the Company deferred additional warrant costs of $26.3 million. The Company amortized $0.5 million of such costs during the quarter ended March 31, 2001. The remainder will be amortized over the amended term of the agreement.

         The fair value of the warrants with performance features will be measured quarterly and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the quarter ending March 31, 2001, the Company recorded an expense of approximately $2.0 million related to the performance warrants earned.

         Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and agreed to issue warrants based upon the affiliate achieving certain performance targets. If the targets are met in full, the Company will be required to issue warrants to acquire 953,583 shares of class A common stock at an average price calculated at the end of each performance measurement period. No warrants were required to be issued under this agreement during the quarter ended March 31, 2001.

         In February 2000, the Company entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. The Company has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the quarter ending March 31, 2001, the Company amortized $1.37 million of the warrant costs.

NOTE 5 - ACQUISITION

         In December 2000, the Company agreed to acquire 1,080,000 shares for $3.2 million ($3 per share), representing a 9.86% interest in TravelNow.com Inc. (TravelNow), a leading Internet travel site with one of the largest travel affiliate programs on the Web. On January 3, 2001, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire all of the remaining outstanding shares of TravelNow for $4.16 per share in cash, as well as certain other contractual payments in the transaction. The acquisition was consummated on February 16, 2001, and TravelNow became a wholly-owned subsidiary of the Company. The total purchase price, net of cash acquired, including acquisition expense, was approximately $47.5 million and was accounted for as a purchase, resulting in $47.5 million of goodwill. The purchase price allocation is subject to adjustment.

         In connection with the acquisition, the following assets were acquired and liabilities were assumed (in thousands):

          Accounts receivable, net                                    $  903
          Other current assets                                           119
          Fixed assets                                                 1,408
          Accounts payable                                             1,097
          Accrued expenses                                               909
          Deferred revenue                                               486


NOTE 6 - COMPREHENSIVE INCOME

         Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our company is a leading provider of discount hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call center. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At March 31, 2001, we had room supply agreements with over 3,000 lodging properties in 135 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000.

REVENUES

         For the three months ended March 31, 2001, the Company generated revenues of $105.3 million, an increase of 91% over the $55.3 million of revenues generated in the same period in 2000. The increase for the quarter was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. As a percentage of total revenues, Internet generated sales increased to 97% for the three months ended March 31, 2001 from 91% for the same period in 2000. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Sales from affiliate websites accounted for approximately 65% of the total revenues for the quarter compared to 53% during the same period in 2000. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 38 new markets during the quarter, reaching a total of 135 compared to 49 at March 31, 2000, representing a 176% increase.

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 88% to $31.6 million in the first quarter of 2001 from $16.8 million in the first quarter of 2000. Gross profit margin for the three months ended March 31, 2001 decreased slightly to 30.0% from 30.3% for the prior year period.

SELLING GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 83% for the quarter ended March 31, 2001 over the same period in 2000. As a percentage of net revenues, selling, general and administrative costs for the three months ended March 31, 2001 decreased to 15.2% from 15.8% for the same period in 2000.

         The decrease in selling, general and administrative costs as a percentage of net revenues for the quarter was a result of economies of scale recognized in our personnel and telecommunications costs, partially offset by a substantial increase in affiliate fees corresponding to the increase in the percentage of net revenues generated through our affiliate network and an increase in average commission rates.

NON-CASH DISTRIBUTION AND MARKETING

         Non-cash deferred distribution and marketing costs increased to $3.9 million for the three months ended March 31, 2001 compared to $0.5 million in the prior year period. Non-cash deferred distribution and marketing costs consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution and marketing costs in 2001 resulted from additional warrants issued in late 2000, and the vesting of certain performance warrants which occurred in 2001 (see Note 4 -- Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, non-cash deferred distribution and marketing costs for the quarter ended March 31, 2000 included only one month of amortization.

AMORTIZATION OF GOODWILL

         Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization expense reflects amortization of goodwill related to the acquisition of TravelNow.com in February 2001.

EBITDA

         Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation, amortization of intangibles, and amortization of non-cash distribution and marketing expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in our industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

         EBITDA increased to $15.8 million for the quarter ended March 31, 2001, a 94% increase from $8.2 million for the prior year period. EBITDA as a percentage of net revenues was 15.0% for the quarter ended March 31, 2001, compared to 14.8% for the prior year period. The increase in EBITDA as a percentage of net revenues in 2001 reflects lower selling, general and administrative expenses as a percentage of net revenues associated with economies of scale recognized in our personnel and telecommunications costs which more than offset a slightly lower gross profit margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of March 31, 2001, we had $182.9 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

         Net cash provided from operating activities was $60.5 million for the three months ending March 31, 2001, compared to $40.6 million for the same period in 2000. Capital expenditures were $0.4 million for the three months ended March 31, 2001. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

         Our company generates significant cash flows from operations, and cash flows are expected to increase as revenues increase due to our billing and payment policies. Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our working capital requirements for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete sizable strategic acquisitions or other business combinations in 2001 or beyond.

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

      Other risks, which should be considered in connection with forward-looking statements, are described under the heading "Risk Factors" in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. However, we are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 10% of our revenues are currently derived from hotel accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits.

             EXHIBIT
             NUMBERS                          EXHIBITS

              3.1**        Restated Certificate of Incorporation of the Company
              3.2**        Restated Bylaws of the Company
              4.1**        Specimen Certificate evidencing Common Stock


----------
*  Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.

(b)      Reports on Form 8-K.

         On January 25, 2001, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the fourth quarter of 2000 and for fiscal year 2000.

         On February 20, 2001, the Company filed a Current Report on Form 8-K to report the acquisition of TravelNow.com Inc.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOTEL RESERVATIONS NETWORK, INC.


Date: April 11, 2001                   By: /s/ Mel Robinson
                                           -------------------------------------
                                           Mel Robinson
                                           Chief Financial and Strategic Officer

                                  EXHIBIT INDEX



              EXHIBIT
              NUMBERS                          EXHIBITS

              3.1**          Restated Certificate of Incorporation of the Company
              3.2**          Restated Bylaws of the Company
              4.1**          Specimen Certificate evidencing Common Stock

----------
*  Filed herewith.
** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.