Form 10-Q
period 2001-06-30
HOTEL RESERVATIONS NETWORK INC
filed 2001-08-13
CIK 1098322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
    [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  for the Quarterly Period Ended June 30, 2001

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

  Yes [x]  No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001.


          Class
          -----
          Class A Common Stock               17,713,667
          Class B Common Stock               38,999,100

                        HOTEL RESERVATIONS NETWORK, INC.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                           Page #
                                                                                                           ------
    Item 1.       Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
                  31, 2000.............................................................................       3

                  Unaudited Condensed Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 2001 and 2000....................................       4

                  Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for
                  the Six Months Ended June 30, 2001...................................................       5

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000 ..............................................................       6

                  Notes to Unaudited Condensed Consolidated Financial Statements.......................       7

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ..........................................................................      10

    Item 3.       Quantitative and Qualitative Disclosure About Market Risks...........................      13

PART II - OTHER INFORMATION

    Item 2.       Changes in Securities and Use of Proceeds............................................      14

    Item 4.       Submission of Matters to a Vote of Security Holders..................................      14

    Item 6.       Exhibits and Reports on Form 8-K.....................................................      15

    SIGNATURES.........................................................................................      16

    EXHIBIT INDEX......................................................................................      17

                         PART I - FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        HOTEL RESERVATIONS NETWORK, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2001              2000
                                                                                            ----------       ------------
                                   ASSETS                                                   (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                              $ 118,668        $  51,037
     Restricted cash equivalents                                                                3,173            2,021
     Marketable securities - available for sale                                                95,642          118,413
     Accounts and notes receivable, net of allowance of $187 at June 30, 2001,
          and $0 at December 31, 2000                                                           8,203            4,499
     Prepaid hotel rooms                                                                          835            1,626
     Current portion of non-cash deferred distribution and marketing costs                     11,550            5,403
     Income tax receivable                                                                      4,079               --
     Other                                                                                      1,826            2,240
                                                                                            ---------        ---------
               Total current assets                                                           243,976          185,239

PROPERTY AND EQUIPMENT
     Computer equipment and software                                                            6,266            4,110
     Buildings and leasehold improvements                                                         802              285
     Furniture and other equipment                                                              2,257              794
                                                                                            ---------        ---------
                                                                                                9,325            5,189
     Less accumulated depreciation and amortization                                            (1,756)          (1,065)
                                                                                            ---------        ---------
                                                                                                7,569            4,124
OTHER ASSETS
     Investment in TravelNow.com                                                                   --            3,240
     Goodwill, net of amortization of $74,169 and $51,387 at June 30, 2001 and
          December 31, 2000, respectively                                                     380,004          354,904
     Non-cash deferred distribution and marketing costs, less current portion                  23,442            8,046
     Deferred tax asset                                                                            --            6,715
     Other assets                                                                                  23               60
                                                                                            ---------        ---------
                                                                                            $ 655,014        $ 562,328
                                                                                            =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable, trade                                                                   60,454        $  30,334
     Deferred revenue                                                                          60,950           31,221
     Income tax payable                                                                            --            7,116
     Deferred income tax payable                                                                1,078               --
     Due to USAi                                                                                3,088            2,092
     Other accrued liabilities                                                                  5,684            7,370
                                                                                            ---------        ---------
          Total current liabilities                                                           131,254           78,133

COMMITMENTS AND CONTINGENCIES                                                                      --               --

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding              --               --
     Class A common stock, $.01 par value; 600,000,000 shares authorized,
          17,713,667 and 16,234,900 shares outstanding at June 30, 2001, and
          December 31, 2000, respectively                                                         178              163
     Class B common stock, $.01 par value; 150,000,000 shares authorized,
          38,999,100 shares outstanding at June 30, 2001 and December 31, 2000                    390              390
     Additional paid-in capital                                                               501,765          468,611
     Retained earnings                                                                         21,450           14,954
     Accumulated other comprehensive income (loss)                                                (23)              77
                                                                                            ---------        ---------
          Total stockholders' equity                                                          523,760          484,195
                                                                                            ---------        ---------
                                                                                            $ 655,014        $ 562,328
                                                                                            =========        =========


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                         THREE MONTHS                 SIX MONTHS
                                                                        ENDED JUNE 30,               ENDED JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     2001           2000           2001           2000
                                                                   --------       --------       --------       --------
Net revenues                                                       $138,302       $ 78,082       $243,588       $133,345
Cost of revenues                                                     95,349         54,050        169,063         92,553
                                                                   --------       --------       --------       --------
Gross profit                                                         42,953         24,032         74,525         40,792

Operating costs and expenses
     Selling, general and administrative                             22,354         11,285         38,400         20,041
     Non-cash distribution and marketing                              4,733          1,271          8,664          1,721
     Amortization of goodwill                                        11,783         10,591         22,783         17,280
                                                                   --------       --------       --------       --------
Total operating costs and expenses                                   38,870         23,174         69,847         39,042
                                                                   --------       --------       --------       --------

Income From Operations                                                4,083            885          4,678          1,750

Interest and other income, net                                        2,291          1,961          4,948          2,990
                                                                   --------       --------       --------       --------
Income before income tax expense                                      6,374          2,846          9,626          4,740

Income tax expense                                                    1,724          1,096          3,130          1,825
                                                                   --------       --------       --------       --------
Net income                                                         $  4,650       $  1,750       $  6,496       $  2,915
                                                                   ========       ========       ========       ========
Basic earnings per common share                                    $   0.08       $   0.03       $   0.12       $   0.06
                                                                   ========       ========       ========       ========
Diluted earnings per common share                                  $   0.08       $   0.03       $   0.11       $   0.06
                                                                   ========       ========       ========       ========
Weighted average number of shares used to compute basic
earnings per common share                                            56,385         55,209         55,895         50,310
                                                                   ========       ========       ========       ========
Weighted average number of shares used to compute diluted
earnings per common share                                            57,418         55,882         57,006         50,746
                                                                   ========       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                        CLASS B     ADDITIONAL        OTHER
                                                           CLASS A      COMMON       PAID-IN      COMPREHENSIVE    RETAINED
                                              TOTAL     COMMON STOCK    STOCK        CAPITAL      INCOME (LOSS)    EARNINGS
                                            ---------   ------------   ---------    ----------    -------------    ---------
Balance at January 1, 2001                  $ 484,195     $     163    $     390    $ 468,611     $      77        $  14,954

Comprehensive income:
   Net income for the three months
       ended March 31, 2001                     1,846            --           --           --            --            1,846
   Other comprehensive loss                       (36)           --           --           --           (36)              --
                                            ---------
   Comprehensive income                         1,810
                                            ---------

   Net income for the three months
       ended June 30, 2001                      4,650            --           --           --            --            4,650
   Other comprehensive loss                       (64)           --           --           --           (64)              --
                                            ---------
   Comprehensive income                         4,586
                                            ---------

Issuance of stock warrants to
   internet affiliates                         30,208            --           --       30,208            --               --

Issuance of common stock upon
   exercise of options                          2,078             1           --        2,077            --               --

Issuance of common stock upon
   exercise of warrants                            --            14           --          (14)           --               --

Income tax benefit related to stock
   options exercised                              883            --           --          883            --               --
                                            ---------     ---------    ---------    ---------     ---------        ---------
Balance at June 30, 2001                    $ 523,760     $     178    $     390    $ 501,765     $     (23)       $  21,450
                                            =========     =========    =========    =========     =========        =========


        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                              --------------------------
                                                                                2001             2000
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   6,496        $   2,915
Adjustment to reconcile net income to net cash provided by
    operating activities:
       Depreciation                                                                 691              345
       Amortization of goodwill                                                  22,783           17,280
       Amortization of deferred distribution and marketing costs                  8,664            1,721
       Deferred income taxes                                                      7,793           (2,595)
       Changes in operating assets and liabilities, net of acquisitions
           Restricted cash                                                       (1,152)              --
           Accounts and notes receivable                                         (2,801)              19
           Prepaid hotel rooms                                                      791              288
           Accounts payable, trade                                               29,023           12,139
           Deferred revenue                                                      29,243           22,106
           Due to USAi, net                                                         996            3,207
           Income tax payable/receivable                                        (10,312)              --
           Other accrued liabilities                                                733             (176)
           Other, net                                                               533           (1,589)
                                                                              ---------        ---------

                  NET CASH PROVIDED BY OPERATING ACTIVITIES                      93,481           55,660

CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment of purchase price for acquisition of predecessor                      --           (5,000)
       Acquisitions, net of cash acquired                                          (178)              --
       Capital expenditures                                                      (2,703)            (523)
       Purchase of marketable securities                                             --          (33,335)
       Proceeds from sale of marketable securities                               22,672               --
       Acquisition of TravelNow.com, net of cash acquired                       (47,756)              --
       Other, net                                                                    37               --
                                                                              ---------        ---------

                  NET CASH USED IN INVESTING ACTIVITIES                         (27,928)         (38,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of stock                                           --           90,060
       Net proceeds from exercise of stock options                                2,078
                                                                              ---------        ---------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,078           90,060
                                                                              ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        67,631          106,862

Cash and cash equivalents at beginning of period                                 51,037            6,257
                                                                              ---------        ---------

Cash and cash equivalents at end of period                                    $ 118,668        $ 113,119
                                                                              =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest                                                 $      --        $      31
       Cash paid for taxes                                                    $   5,585        $   3,000

NON-CASH FINANCING ACTIVITIES:
       Capital contribution by USAi to fund purchase price                    $      --        $  12,500
           liability
       Issuance of Warrants                                                   $  30,208        $  14,755



        The accompanying notes are an integral part of these statements.

                        HOTEL RESERVATIONS NETWORK, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Hotel Reservations Network, Inc. ("Hotel Reservations Network" or the "Company") is a leading provider of discount hotel rooms for resale in the consumer market in North America, the Caribbean, Western Europe and Asia. The Company is a majority-owned subsidiary of USA Networks, Inc. ("USAi").

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

ADVERTISING

         Advertising expense for the three-month and six-month periods ending June 30, 2001 was $2.4 million and $4.9 million, respectively. Advertising expense for the three-month and six-month periods ending June 30, 2000 was $1.9 million and $3.4 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of June 30, 2001, capitalized advertising is $0.39 million. Other advertising costs are expensed in the period incurred.

NEW ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issues Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in income before taxes of approximately $47.2 million per year. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

NOTE 3 - MARKETABLE SECURITIES AVAILABLE FOR SALE

         Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $95.7 million and aggregate market value of $95.6 million resulting in a pre-tax unrealized loss of $0.04 million. The cumulative unrealized loss of $0.04 million is shown as a component of comprehensive income net of income tax benefits of $0.01 million. These investments have maturity dates generally less than one year.

NOTE 4 - NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

         In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement with an affiliate and issued a performance warrant upon the completion of the public offering, which, if fully vested, would have permitted the affiliate to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. On March 3, 2001, the Company restructured the affiliate distribution and marketing agreement whereby the term of the agreement was extended through July, 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, the Company deferred additional warrant costs of $26.3 million. The Company amortized $1.5 million and $2.0 million of such costs during the quarter and six months ended June 30, 2001, respectively. The remainder will be amortized over the amended term of the agreement.

         The fair value of the warrants with performance features will be measured quarterly and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the quarter and six months ended June 30, 2001, the Company recorded an expense of approximately $1.9 million and $3.9 million, respectively, related to the performance warrants earned.

         Additionally, in November 2000 and March 2001, the Company entered into additional affiliate distribution and marketing agreements and agreed to issue warrants based upon the affiliates achieving certain performance targets. If the targets are met in full, the Company will be required to issue warrants to acquire an aggregate of 3.1 million shares of class A common stock at an average price calculated at the end of each performance measurement period. No warrants were required to be issued under these agreement during the quarter ended June 30, 2001.

         In February 2000, the Company entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. The Company has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the quarter and six months ended June 30, 2001, the Company amortized $1.38 million and $2.75 million of the warrant costs, respectively. During the quarter and six months ended June 30, 2000, the Company amortized $1.3 million and $1.7 million, respectively.

NOTE 5 - ACQUISITION

         In December 2000, the Company agreed to acquire 1,080,000 shares for $3.2 million ($3 per share), representing a 9.86% interest in TravelNow.com Inc. (TravelNow), a leading Internet travel site with one of the largest travel affiliate programs on the Web. On January 3, 2001, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire all of the remaining outstanding shares of TravelNow for $4.16 per share in cash, as well as certain other contractual payments in the transaction. The acquisition was consummated on February 16, 2001, and TravelNow became a wholly-owned subsidiary of the Company. The total purchase price, net of cash acquired, including acquisition expense, was approximately $47.8 million and was accounted for as a purchase, resulting in $47.8 million of goodwill.

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

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Our company is a leading provider of discount hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At June 30, 2001, we had room supply agreements with over 3,300 lodging properties in 146 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000.

OVERVIEW

         We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and resell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. Our revenues are generated principally through the resale of the rooms. Our cost of goods sold includes the cost of rooms sold.

         Following our acquisition of TravelNow.com Inc. in February 2001, we began offering customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies. We earn a commission on the booking of such travel products either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

REVENUES

         For the quarter ended June 30, 2001, the Company generated revenues of $138.3 million, an increase of 77.1% over the $78.1 million of revenues generated in the same period in 2000. For the six months ended June 30, 2001, the Company generated revenues of $243.6 million, an increase of 82.7% over the $133.3 million of revenues generated in the same period in 2000. The increase for the quarter and six-month period was primarily attributable to increased room sales through our Internet sites, from the significant expansion in our affiliate program and from the acquisition of TravelNow in February 2001. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Sales from affiliates (both web affiliates and call center affiliates) accounted for approximately 66% and 65% of the total revenues for the quarter and six months ended June 30, 2001 compared to 52% during the same periods in 2000.

         Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 11 new markets during the quarter and 49 new markets during the six-month period, reaching a total of 146 compared to 60 at June 30, 2000, representing a 143.3% increase.

COST OF SALES AND GROSS PROFIT

         Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 78.7% to $43.0 million in the second quarter of 2001 from $24.0 million in the second quarter of 2000. Gross profit margin for the three months ended June 30, 2001 increased slightly to 31.1% from 30.8% for the prior year period. Gross profit margin increased as a result of the inclusion of TravelNow.com's higher margin commission revenues, which more than offset a slight decline in gross profit margin related to our historical business, which resulted from our decision to focus somewhat more on acquiring new customers and increasing market share, and on the absolute amount of gross profit dollars, instead of solely on gross profit margin.

         Gross profit increased 82.7% to $74.5 million in the first six months of 2001 from $40.8 million in the first six months of 2000. Gross profit margin for the six months ended June 30, 2001 and June 30, 2000 was 30.6%. The gross profit margin for the six-month period ended June 30, 2001 was impacted by the same factors discussed above.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 98.1% for the quarter ended June 30, 2001 over the same period in 2000. As a percentage of net revenues, selling, general and administrative costs for the three months ended June 30, 2001 increased to 16.2% from 14.5% for the same period in 2000.

         Overall selling, general and administrative costs increased 91.6% for the six months ended June 30, 2001 over the same period in 2000. As a percentage of net revenues, selling, general and administrative costs for the six months ended June 30, 2001 increased to 15.8% from 15.0% for the same period in 2000.

         The increase in selling, general and administrative costs as a percentage of net revenues for the quarter was a result of an increase in affiliate commissions corresponding to the increase in the amount of net revenues generated through our affiliate network, and an increase in personnel costs as a percentage of revenues due to additional staffing levels related to current and anticipated future growth.

NON-CASH DISTRIBUTION AND MARKETING

         Non-cash deferred distribution and marketing costs increased to $8.7 million for the six months ended June 30, 2001 compared to $1.7 million in the prior year period. Non-cash deferred distribution and marketing costs consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution and marketing costs in 2001 resulted from additional warrants issued in late 2000, and the vesting of certain performance warrants which occurred in 2001 (see Note 4 -- Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, non-cash deferred distribution and marketing costs for the six months ended June 30, 2000 included only four months of amortization.

AMORTIZATION OF GOODWILL

         Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments, and the acquisition of TravelNow.com. The increase in goodwill amortization expense reflects amortization of goodwill related to the acquisition of TravelNow.com in February 2001.

EBITDA

         Earnings before interest, income taxes, depreciation and amortization ("EBITDA") is defined as operating profit plus depreciation, amortization of intangibles, and amortization of non-cash distribution and marketing expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in our industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

         EBITDA increased to $21.0 million for the quarter ended June 30, 2001, a 62.5% increase from $12.9 million for the prior year period. EBITDA as a percentage of net revenues was 15.2% for the quarter ended June 30, 2001, compared to 16.5% for the prior year period.

         EBITDA increased to $36.8 million for the six months ended June 30, 2001, a 74.5% increase from $21.1 million for the prior year period. EBITDA as a percentage of net revenues was 15.1% for the six months ended June 30, 2001, compared to 15.8% for the prior year period.

         The decrease in EBITDA as a percentage of net revenues in 2001 reflects the increase in selling, general and administrative expense as a percentage of revenues.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, we have funded our operations through cash generated from operating activities. Our company historically has been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of Class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of June 30, 2001, we had $217.5 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

         Net cash provided from operating activities was $93.5 million for the six months ended June 30, 2001, compared to $55.7 million for the same period in 2000. Capital expenditures were $2.7 million for the six months ended June 30, 2001 compared to $0.5 million for the prior year period. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

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


SEASONALITY

         Our revenues are influenced by the seasonal nature of holiday travel in the markets we serve, and historically have peaked in the fall. As our business expands into new markets, the impact of seasonality is expected to lessen.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. However, we are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 10% of our revenues currently are derived from hotel accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2001, the Company sold unregistered securities as follows:

         1. On April 11, 2001, the Company issued 9,677 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

         2. On April 27, 2001, the Company issued 100,694 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

         3. On May 4, 2001, the Company issued 643,907 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00

         4. On May 24, 2001, the Company issued 52,598 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

         5. On June 5, 2001, the Company issued 29,107 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and
Section 4(2) of the Securities Act as transactions by an issuer not involved in any public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders on May 31, 2001, the following proposals were voted upon. Percentages are based on the total of the shares voted for and against.

CONCERNING ELECTION OF DIRECTORS


 Nominees for Director             Votes Cast For              Votes Withheld
 ---------------------             --------------              --------------
Elan J. Blutinger                   600,717,033                     75,670
Robert Diener                       600,318,061                    474,642
Beverly Harms                       600,717,783                     74,920
Victor A. Kaufman                   600,717,783                     74,920
Dara Khosrowshahi                   600,717,783                     74,920
David Litman                        600,318,061                    475,042
Jon Miller                          600,717,783                     74,920
Eli Segal                           600,717,783                     74,920
Michael Sileck                      600,717,033                     75,920

CONCERNING RATIFICATION OF 2000 STOCK PLAN


Votes Cast For:                     598,389,819         99.7%
Votes Cast Against:                   1,807,205          0.3%
Abstentions:                                550
Broker Non-Votes                      1,575,825


CONCERNING RATIFICATION OF INDEPENDENT ACCOUNTANTS



Votes Cast For:                        600,735,883             100.0%
Votes Cast Against:                         56,820               0.0%
Abstentions:                                    --
Broker Non-Votes                           986,696


See also pages 1 though 4 and pages 12 through 15 of the registrant's definitive proxy statement dated April 30, 2001.

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

(b)      Reports on Form 8-K.

         On April 23, 2001, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the first quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HOTEL RESERVATIONS NETWORK, INC.

Date:  August 13, 2001                 By: /s/ MEL ROBINSON
                                          --------------------------------------
                                                       Mel Robinson
                                          Chief Financial and Strategic Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 3.1**          Restated Certificate of Incorporation of the Company

 3.2**          Restated Bylaws of the Company

 4.1**          Specimen Certificate evidencing Common Stock




----------

* Filed herewith.

** Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.