Form 10-Q
period 2001-09-30
HOTEL RESERVATIONS NETWORK INC
filed 2001-11-14
CIK 1098322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2001

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from to

COMMISSION FILE NUMBER: 0-29575

HOTEL RESERVATIONS NETWORK, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2817683 (I.R.S. Employer Identification No.)

8140 Walnut Hill Lane
Suite 800
Dallas, Texas 75231
(Address of principal executive offices)

214-361-7311
(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2001.

Class

Class A Common Stock	18,003,236
Class B Common Stock	38,999,100

HOTEL RESERVATIONS NETWORK, INC.
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I — FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HOTEL RESERVATIONS NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,589	$51,037
Restricted cash equivalents	3,485	2,021
Marketable securities — available for sale	139,579	118,413
Accounts receivable, net of allowance of $226 at September 30, 2001, and $0 at December 31, 2000	5,564	4,499
Prepaid hotel rooms	1,242	1,626
Current portion of non-cash deferred distribution and marketing costs	10,195	5,403
Income tax receivable	1,350	—
Other	1,951	2,240

Total current assets	232,955	185,239
PROPERTY AND EQUIPMENT
Computer equipment and software	6,774	4,110
Buildings and leasehold improvements	965	285
Furniture and other equipment	2,473	794

	10,212	5,189
Less accumulated depreciation and amortization	(2,169)	(1,065)

	8,043	4,124
OTHER ASSETS
Investment in TravelNow.com	—	3,240
Goodwill, net of amortization of $85,997 and $51,387 at September 30, 2001 and December 31, 2000, respectively	369,692	354,904
Non-cash deferred distribution and marketing costs, less current portion	22,057	8,046
Deferred tax asset	8,319	6,715
Intellectual Property	11,032	—
Other assets	82	60

	$652,180	$562,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$50,662	$30,334
Deferred revenue	48,000	31,221
Income tax payable	—	7,116
Deferred income tax payable	9,096	—
Due to USAi	1,055	2,092
Other accrued liabilities	9,480	7,370

Total current liabilities	118,293	78,133
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized, 18,003,236 and 16,234,900 shares outstanding at September 30, 2001, and December 31, 2000, respectively	181	163
Class B common stock, $.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at September 30, 2001 and December 31, 2000	390	390
Additional paid-in capital	510,001	468,611
Retained earnings	23,056	14,954
Accumulated other comprehensive income	259	77

Total stockholders’ equity	533,887	484,195

	$652,180	$562,328

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Net revenues	$151,241	$94,618	$394,829	$227,963
Cost of revenues	105,692	65,723	274,755	158,276

Gross profit	45,549	28,895	120,074	69,687
Operating costs and expenses:
Selling, general and administrative	23,774	14,987	61,483	34,683
Non-cash distribution and marketing	3,547	1,235	12,211	2,956
Amortization of goodwill	11,827	10,591	34,610	27,871
Depreciation and other amortization	506	182	1,197	527

Total operating costs and expenses	39,654	26,995	109,501	66,037

Income from operations	5,895	1,900	10,573	3,650
Interest and other income, net	1,979	2,594	6,927	5,584

Income before income tax expense	7,874	4,494	17,500	9,234
Income tax expense	6,268	1,730	9,398	3,555

Net income	$1,606	$2,764	$8,102	$5,679

Basic and diluted earnings per common share	$0.03	$0.05	$0.14	$0.11

Weighted average number of shares used to compute basic earnings per common share	56,989	55,214	56,260	51,957

Weighted average number of shares used to compute diluted earnings per common share	57,469	56,487	57,160	52,660

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

				Additional	Accumulated Other
		Class A	Class B	Paid-In	Comprehensive	Retained
	Total	Common Stock	Common Stock	Capital	Income (Loss)	Earnings

Balance at January 1, 2001	$484,195	$163	$390	$468,611	$77	$14,954
Comprehensive income:
Net income for the three months ended March 31, 2001	1,846	—	—	—	—	1,846
Other comprehensive loss	(36)	—	—	—	(36)	—

Comprehensive income	1,810

Net income for the three months ended June 30, 2001	4,650	—	—	—	—	4,650
Other comprehensive loss	(64)	—	—	—	(64)	—

Comprehensive income	4,586

Net income for the three months ended September 30, 2001	1,606	—	—	—	—	1,606
Other comprehensive income	282	—	—	—	282	—

Comprehensive income	1,888

Issuance of stock warrants to internet affiliates	31,013	—	—	31,013	—	—
Issuance of common stock upon exercise of options	6,668	4	—	6,664	—	—
Issuance of common stock upon exercise of warrants	—	14	—	(14)	—	—
Income tax benefit related to stock options exercised	3,727	—	—	3,727	—	—

Balance at September 30, 2001	$533,887	$181	$390	$510,001	$259	$23,056

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months
	Ended September 30,

	2001	2000

Cash flows from operating activities:
Net income	$8,102	$5,679
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	1,197	527
Amortization of goodwill	34,610	27,871
Amortization of deferred distribution and marketing costs	12,211	2,956
Deferred income taxes	7,492	(4,300)
Changes in operating assets and liabilities, net of acquisitions
Restricted cash	(1,464)	—
Accounts and notes receivable	(162)	(22)
Prepaid hotel rooms	384	(224)
Accounts payable, trade	19,231	13,356
Deferred revenue	16,293	27,049
Due to USAi, net	(1,037)	1,955
Income tax payable/receivable	(4,830)	1,903
Other accrued liabilities	4,529	890
Other, net	409	(2,107)

Net cash provided by operating activities	96,965	75,533
Cash flows from investing activities:
Payment of purchase price for acquisition of predecessor	—	(5,000)
Capital expenditures	(3,615)	(1,370)
Purchase of marketable securities	(20,894)	(50,216)
Acquisitions, net of cash acquired	(49,450)	—
Purchase of intellectual properties	(11,100)	—
Other, net	(22)	4

Net cash used in investing activities	(85,081)	(56,582)
Cash flows from financing activities:
Net proceeds from issuance of stock	—	90,461
Net proceeds from exercise of stock options	6,668	—

Net cash provided by financing activities	6,668	90,461

Net increase in cash and cash equivalents	18,552	109,412
Cash and cash equivalents at beginning of period	51,037	6,257

Cash and cash equivalents at end of period	$69,589	$115,669

Supplemental cash flow information:
Cash paid for interest	$—	$34
Cash paid for taxes	$6,734	$5,984
Non-cash financing activities:
Capital contribution by USAi to fund purchase price liability	$—	$58,328
Issuance of Warrants	$—	$14,755
Issuance of common stock in connection with acquisition of predecessor	$—	$159,998

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

        Hotel Reservations Network, Inc. (“Hotel Reservations Network” or the “Company”) is a leading provider of discount hotel rooms in North America, the Caribbean, Western Europe and Asia for resale in the consumer markets. The Company is a majority-owned subsidiary of USA Networks, Inc. (“USAi”).

        On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 2 for further discussion.

Basis of Presentation

        In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2000 consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Advertising

        Advertising expense for the three-month and nine-month periods ended September 30, 2001 was $2.9 million and $7.8 million, respectively. Advertising expense for the three-month and nine-month periods ended September 30, 2000 was $2.5 million and $5.9 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of September 30, 2001, capitalized advertising was $0.24 million. Other advertising costs are expensed in the period incurred.

New Accounting Pronouncement

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in income before taxes of approximately $47.3 million per year. The

Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 2 — INITIAL PUBLIC OFFERING OF COMMON STOCK

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

NOTE 3 — MARKETABLE SECURITIES AVAILABLE FOR SALE

        Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $139.2 million and aggregate market value of $139.6 million resulting in a pre-tax unrealized gain of $0.4 million. The cumulative unrealized gain of $0.4 million is shown as a component of comprehensive income net of income tax cost of $0.14 million. These investments have maturity dates generally less than one year.

NOTE 4 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

        In January 2000, HRN entered into an exclusive affiliate distribution and marketing agreement and issued a performance warrant upon the completion of the public offering, which, if fully vested, would have permitted the affiliate to acquire 2,447,955 shares of class A common stock at the initial public offering price of $16.00. On March 3, 2001, the Company restructured the affiliate distribution and marketing agreement whereby the term of the agreement was extended through July, 2005 in exchange for waiver of all performance vesting requirements and all exercise restrictions on 60% of the performance warrants (1,468,773 shares) originally issued to such affiliate. The remaining 40% of the performance warrant (979,182 shares) will become vested based upon achieving certain performance targets during the term of the agreement. As a result of the restructured agreement, the Company deferred additional warrant costs of $26.3 million. The Company amortized $1.5 million and $3.5 million of such costs during the quarter and nine months ended September 30, 2001, respectively. The remainder will be amortized over the amended term of the agreement.

        The fair value of the warrants with performance features will be measured quarterly and will be charged to expense as non-cash distribution and marketing expense as they are earned. For the quarter and nine months ended September 30, 2001, the Company recorded an expense of approximately $0.8 million and $4.7 million, respectively, related to the performance warrants earned.

        Additionally, in November 2000 and March 2001, the Company entered into additional affiliate distribution and marketing agreements and agreed to issue warrants based upon the affiliates achieving certain performance targets. If the targets are met in full, the Company will be required to issue warrants to acquire an aggregate of 3.1 million shares of class A common stock at an average price calculated at the end of each performance measurement period. No warrants were required to be issued under these agreements during the quarter ended September 30, 2001.

        In February 2000, the Company entered into other exclusive affiliate distribution and marketing agreements and issued 1,428,365 warrants to purchase class A common stock at the initial public offering price of $16.00. Additionally, in November 2000, the Company entered into another affiliate distribution and marketing agreement and issued 95,358 warrants to purchase class A common stock at an exercise price of $31.46. These 1,523,723 warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. The Company has deferred the cost of $17.7 million for these warrants, and is amortizing the cost over the term of the affiliate agreements, which range from two to five years. During the quarter and nine months ended September 30, 2001, the Company amortized $1.25 million and $4.0 million of the warrant costs, respectively. During the quarter and nine months ended September 30, 2000, the Company amortized $1.2 million and $3.0 million, respectively.

NOTE 5 — ACQUISITION

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

        In connection with the acquisition, the following assets were acquired and liabilities were assumed (in thousands):

Accounts receivable, net	$903
Other current assets	119
Fixed assets	1,408
Accounts payable	1,097
Accrued expenses	909
Deferred revenue	486

NOTE 6 — INCOME TAX

        The Company’s effective tax rate has increased to 53.7% for the nine months ended September 30, 2001 as a result of a decrease in estimated value of goodwill for income tax purposes determined in the third quarter associated with restricted shares of class A common stock issued to the sellers of our predecessor business immediately prior to our initial public offering.

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Our company is a leading provider of discount hotel accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At September 30, 2001 we had room supply agreements with over 3,800 lodging properties in 171 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature traveler oriented interfaces which enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

Recent Events

        On September 11, 2001 terrorists attacked the United States. Following the terrorist attacks, the United States launched a military offensive in Afghanistan against the suspected terrorists and their supporters. The combination of the September 11th terrorist attacks and the military response has had a significant negative effect on the travel industry as a whole as leisure and business travelers have been reluctant to travel. Airlines and hotel and other lodging properties responded to the decreased demand by reducing schedules and room rates significantly.

        This reduction in travel affected our company significantly during the last three weeks of September 2001 as new bookings were substantially below, and cancellations of existing bookings were substantially above, pre-September 11th levels, which in turn negatively impacted our revenues and EBITDA. Although as of early November 2001 our transaction volumes (reservations and room nights sold) have since returned to near pre-September 11th levels, our revenues continue to be affected by reduced room rates in the hotel industry generally. As a result, we expect our revenues, EBITDA and EBITDA as a percentage of net revenues to be negatively impacted in the fourth quarter of 2001. We expect that hotel room rates will remain at unusually low levels throughout the fourth quarter of 2001, and will gradually increase in 2002.

Revenues

        For the quarter ended September 30, 2001, the company generated revenues of $151.2 million, an increase of 59.8% over the $94.6 million of revenues generated in the same period in 2000. For the nine months ended September 30, 2001, the Company generated revenues of $394.8 million, an increase of 73.2% over the $228.0 million of revenues generated in the same period in 2000. The increase for the quarter and nine-month period was primarily attributable to increased room sales through our Internet sites, from the significant expansion in our affiliate program and from the acquisition of TravelNow in February 2001. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Sales from affiliates (both web affiliates and call center affiliates) accounted for approximately 66.0% and 65.1% of the total revenues for the quarter and nine months ended September 30, 2001 compared to 53.1% and 49.7% for the quarter and nine months ended September 30, 2000.

        Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 25 new markets during the quarter and 74 new markets during the nine-month period, reaching a total of 171 compared to 83 at September 30, 2000, representing a 106.0% increase.

Cost of Sales and Gross Profit

        Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 57.4% to $45.5 million in the third quarter of 2001 from $28.9 million in the third quarter of 2000. Gross profit margin for the three months ended September 30, 2001 and September 30, 2000 was 30.1% and 30.5%, respectively. Gross profit margin declined slightly as a result of our decision to focus somewhat more on acquiring new customers and increasing market share, and on the absolute amount of gross profit dollars, instead of solely on gross profit margin. The decrease in gross profit margin was partially offset by the inclusion of TravelNow.com’s higher margin commission revenues. Additionally, we have established a reserve for expected costs associated with reservation cancellations resulting from the September 11th terrorist attacks, which has contributed to the slight decline in gross profit margin.

        Gross profit increased 72.3% to $120.1 million in the first nine months of 2001 from $69.7 million in the first nine months of 2000. Gross profit margin for the nine months ended September 30, 2001 and September 30, 2000 was 30.4% and 30.6%, respectively. The gross profit margin for the nine-month period ended September 30, 2001 was impacted by the same factors discussed above.

Selling, General and Administrative Costs

        Selling, general and administrative costs consist primarily of (1) compensation for personnel (2) affiliate commissions (3) credit card fees (4) advertising and promotion (5) telecommunications and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 58.6% for the quarter ended September 30, 2001 over the same period in 2000. As a percentage of net revenues, selling, general and administrative costs for the three months ended September 30, 2001 decreased slightly to 15.7% from 15.8% for the same period in 2000.

        Overall selling, general and administrative costs increased 77.3% for the nine months ended September 30, 2001 over the same period in 2000. As a percentage of net revenues, selling, general and administrative costs for the nine months ended September 30, 2001 increased to 15.6% from 15.2% for the same period in 2000.

        The increase in selling, general and administrative costs as a percentage of net revenues for the nine-month period was a result of an increase in affiliate commissions corresponding to the increase in the amount of net revenues generated through our affiliate network, and an increase in personnel costs as a percentage of revenues due to additional staffing levels related to current and anticipated future growth.

Non-Cash Distribution and Marketing

        Non-cash deferred distribution and marketing costs increased to $12.2 million for the nine months ended September 30, 2001 compared to $3.0 million in the prior year period. Non-cash deferred distribution and marketing costs consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution and marketing costs in 2001 resulted from additional warrants issued in late 2000, and the vesting of certain performance warrants which occurred in 2001 (see Note 4 — Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, non-cash deferred distribution and marketing costs for the nine months ended September 30, 2000 included only seven months of amortization.

Amortization of Goodwill

        Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments, and the acquisition of TravelNow.com. The increase in goodwill amortization expense reflects amortization of goodwill related to the acquisition of TravelNow.com in February 2001.

Other Assets

        During the third quarter of 2001, the company acquired certain intellectual property, which is amortized over its estimated useful life of ten years.

Income Tax Expense

        Income tax expense increased to $6.3 million for the three months ended September 30, 2001 as compared to $1.7 million in the prior year period, and our effective tax rate increased to 79.6% for the three months ended September 30, 2001 from 38.5% for the prior year period. The increase in income tax expense and effective tax rate resulted from a decrease in estimated value of goodwill for income tax purposes associated with restricted shares of Class A common stock issued to the sellers of our predecessor business immediately prior to our initial public offering. Such decrease necessitated a one-time catch-up adjustment to income tax expense for the third quarter of 2001 and will result in a slight increase in our effective tax rate in future periods.

EBITDA

        Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is defined as operating profit plus depreciation, amortization of intangibles, and amortization of non-cash distribution and marketing expense. EBITDA is presented here as a management tool and as a valuation methodology for companies in our industry. EBITDA does not purport to represent cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA may not be a comparable calculation of similarly titled measures by other companies.

        EBITDA increased to $21.8 million for the quarter ended September 30, 2001, a 56.8% increase from $13.9 million for the prior year period. EBITDA as a percentage of net revenues was 14.4% for the quarter ended September 30, 2001, compared to 14.7% for the prior year period.

        EBITDA increased to $58.6 million for the nine months ended September 30, 2001, a 67.4% increase from $35.0 million for the prior year period. EBITDA as a percentage of net revenues, or EBITDA margin, was 14.8% for the nine months ended September 30, 2001, compared to 15.4% for the prior year period.

        The decrease in EBITDA margin for the three months ended September 30, 2001 reflects the lower gross profit. The decrease in EBITDA margin for the nine months ended September 30, 2001 reflects the increase in selling, general and administrative expense as a percentage of revenues and the lower gross profit.

Future Trends

        As a result of the downturn in the travel industry as a whole following the September 11th terrorist attacks and the military response to the attacks and the continuing reluctance of business and leisure travelers to travel, we expect historically low room rates and historically high cancellation rates in the fourth quarter of 2001, which will negatively impact revenues in the fourth quarter. We also expect that EBITDA margin will be significantly lower in the fourth quarter of 2001 than for the prior year period as a result of lower room rates and abnormally high costs associated with programming upgrades and preparatory work for our branding campaign, which we expect to launch in early 2002.

        We expect EBITDA margin in fiscal year 2002 to decrease to approximately 12.5% from our historical level of approximately 15% due to costs associated with our branding campaign (expected to range from $10 million to $15 million) and expected lower room rates.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded our operations through cash generated from operating activities. Our company historically has been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of Class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of September 30, 2001, we had $212.7 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both, internally and through strategic acquisitions.

        Net cash provided by operating activities was $97.0 million for the nine months ended September 30, 2001, compared to $75.5 million for the same period in 2000. Capital expenditures were $3.6 million for the nine months ended September 30, 2001 compared to $1.4 million for the prior year period. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

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

Caution Regarding Forward-Looking Statements

        The foregoing discussion contains “forward-looking statements” within the meaning of the securities laws concerning our plans, goals, product and service offerings, and anticipated financial performance. These forward-looking statements may generally be identified by introductions such as “outlook” for an upcoming period of time, or words and phrases such as “should,” “expect,” “hope,” “plans,” “projected,” “believes,” “forward-looking” (or variants of those words and phrases) or similar language indicating the expression of our opinion or view concerning the future.

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

        The time at which a forward-looking statement is made should also be included in an appropriate understanding of such statement. In that regard, we do not plan to generally publicly update all prior forward-looking statements and, accordingly, prior forward-looking statements should not be considered to be “fresh” simply because we have not made additional comments on those forward-looking statements.

        Other risks, which should be considered in connection with forward-looking statements, are described under the heading “Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. We are subject to foreign currency fluctuations because we collect our room charges in U.S. Dollars and pay the hotels in their local currency. These fluctuations pose minimal risk to the company because of the short time frame between collection of the room charges and payment to hotels. As less than 10% of our revenues currently are derived from hotel accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended September 30, 2001, the Company sold unregistered securities as follows:

        On August 6, 2001, the Company issued 34,261 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

        The transaction described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as a transaction by an issuer not involved in any public offering.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (a)  Exhibits.

Exhibit
Numbers	Exhibits

3.1**	Restated Certificate of Incorporation of the Company
3.2**	Restated Bylaws of the Company
4.1**	Specimen Certificate evidencing Common Stock

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.

        (b)  Reports on Form 8-K.

        On October 22, 2001, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the second quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	HOTEL RESERVATIONS NETWORK, INC. By: /s/ Mel Robinson Mel Robinson Chief Financial and Strategic Officer