Form 10-K405
period 2001-12-31
HOTEL RESERVATIONS NETWORK INC
filed 2002-03-29
CIK 1098322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

HOTEL RESERVATIONS NETWORK, INC.
(Exact name of registrant as specified in its charter)

Commission File No. 0-29575

Delaware (State or other jurisdiction of incorporation or organization)	75-2817683 (I.R.S. Employer Identification No.)

8140 Walnut Hill Lane, Suite 800, Dallas, Texas 75231
(Address of Registrant’s principal executive offices)

(Registrant’s telephone number, including area code): (214) 361-7311

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          As of March 11, 2002, the following shares of the Registrant’s capital stock were outstanding:

Class A Common Stock	18,511,800
Class B Common Stock	38,999,100
Total	57,510,900

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 2002 was $566,750,000. For the purpose of the foregoing calculation only, USA Networks, Inc., and all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant. The aggregate market value of all voting stock of the Registrant as of March 11, 2001 was $3,620,040,000.

          Documents Incorporated By Reference: The Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders is incorporated by reference herein in Part III, Items 10, 11, 12, and 13.

PART I

Item 1. Business

GENERAL

          Hotel Reservations Network, Inc. (“HRN”) is a leading provider of discount hotel rooms and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At December 31, 2001 we had room supply agreements with over 4,500 lodging properties in 178 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

          In this report, the terms “we,” “us,” “our,” “our company,” “HRN” or “Hotel Reservations Network” refer to Hotel Reservations Network, our subsidiaries and our predecessor entities.

Our History

          HRN was formed in Delaware on March 25, 1999 as a direct, wholly owned subsidiary of USA Networks, Inc. (“USA”), our parent company.

          On April 13, 1999, we entered into a definitive agreement with USA, TMF, Inc., HRN Marketing Corp. and Messrs. David Litman and Robert Diener to acquire substantially all the assets and liabilities of TMF, Inc. and HRN Marketing Corp. This transaction was completed on May 10, 1999. Consequently, TMF, Inc. and HRN Marketing Corp. are, collectively, our predecessor business. Along with their spouses and trusts for the benefit of some members of their families, Messrs. Litman and Diener were the sole stockholders of TMF, Inc. and HRN Marketing Corp. Since the acquisition, Messrs. Litman and Diener have continued on as our Chief Executive Officer and President, respectively.

          In February 2000, we sold 6.2 million shares of our class A common stock in an initial public offering. Our class A common stock is currently traded on the Nasdaq National Market under the symbol “ROOM.”

          On July 1, 2001, we completed a corporate reorganization pursuant to which substantially all of our operating assets were transferred to a newly formed and wholly owned indirect subsidiary of HRN, Hotel Discounts, L.P.

Corporate Structure and Controlling Stockholder

          Our capital stock currently consists of class A common stock and class B common stock. All of the outstanding shares of our class B common stock are held by USA. Subject to certain conditions, each share of class B common stock is convertible into one share of class A common stock. Except as otherwise provided by applicable law, each share of class B common stock has 15 votes on any matter submitted to a vote of our stockholders and each share of class A common stock has one vote on any matter submitted to a vote of our stockholders.

          USA currently holds approximately 68% of our outstanding capital stock and approximately 97% of the total voting power of HRN. As a result, USA is effectively able to control the outcome of nearly all matters submitted to a vote of our stockholders.

          With the recent closing of the acquisition by USA of a controlling stake in Expedia, HRN and Expedia are now under common control.

DESCRIPTION OF BUSINESS

Overview

          We are a leading provider of discount hotel rooms and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At December 31, 2001, Hotel Reservations Network had room supply agreements with over 4,500 lodging properties in 178 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature easy to use, traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

          We market our lodging accommodations primarily over the Internet through our own websites, including www.hotels.com, www.hoteldiscount.com, www.travelnow.com, www.acenethotels.com, www.condosaver.com, www.allluxuryhotels.com and www.180096hotel.com, through third-party websites, and through our telephone call centers. Hotel Reservations Network has negotiated affiliate marketing agreements with many of the leading travel-related websites including Travelocity, Cheap Tickets, nwa.com (operated by Northwest Airlines), americawest.com (operated by America West Airlines), Places To Stay (operated by WorldRes), BestFares.com and over 23,800 other affiliated websites. We are also prominently featured on and directly linked to most of the leading Internet search engines and online communities, including America Online, Lycos, Yahoo!, Excite, Infoseek and Citysearch. Through these agreements, our accommodations are prominently featured on and linked to these affiliated websites on a co-branded or private label basis.

          We have room supply relationships with a wide range of independent hotel operators and lodging properties, as well as lodging properties associated with national chains, including Hilton, Sheraton, Wyndham, Hyatt, Westin, Radisson, Best Western, Doubletree and Hampton Inn. We believe that these suppliers view Hotel Reservations Network as an efficient distribution channel to help maximize their overall revenues and occupancy levels. Although Hotel Reservations Network contracts in advance for volume room commitments, its supply contracts typically allow it to return unsold rooms without penalty within a specified period of time. In addition, because Hotel Reservations Network contracts to purchase rooms in advance, it is able to manage billing procedures for the rooms it sells and thereby maintain direct relationships with its customers. Hotel Reservations Network has developed proprietary revenue management and reservation systems software that is integrated with its websites and call center operations. These systems and software enable Hotel Reservations Network to accurately monitor its room inventory and provide prompt, efficient customer service. We believe that our supply contracts and revenue management capabilities differentiate Hotel Reservations Network from retail travel agencies and other commission-based resellers of accommodations.

          In addition, through our TravelNow.com subsidiary we offer customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies. We have developed proprietary software to interface with multiple electronic global distribution services, and to provide customers with access to real-time information regarding the availability and rates of such travel providers, and the ability to book reservations online. We earn a commission on the booking of such travel products either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

          Our corporate headquarters are located at 8140 Walnut Hill Lane, Suite 800, Dallas, Texas 75231, and our telephone numbers are (214) 361-7311, (800) 2-HOTELS, (800) 96-HOTEL and (800) 715-7666. Our worldwide websites include www.hotels.com, www.hoteldiscount.com, www.travelnow.com, www.acenethotels.com, www.condosaver.com, www.allluxuryhotels.com and www.180096hotel.com. The information on our websites is not incorporated herein.

Operations

          We service our customer base through the Internet and our call center operations. Although the Internet is generating an increasing proportion of our business, both operations have experienced significant growth.

          Internet Operations. We offer lodging accommodations through our own websites, including www.hotels.com, www.hoteldiscount.com, www.travelnow.com, www.acenethotels.com, www.condosaver.com, www.allluxuryhotels.com and www.180096hotel.com, and over 23,800 affiliated websites. Our websites are completely automated and allow customers to compare lodging booking options, price, availability and amenities and to book, charge and confirm orders within seconds. Our websites are designed to provide customers with quick, efficient and flexible service in a manner that facilitates comparison shopping.

          Call Center Operations. We currently employ approximately 400 people in our call centers in Dallas, Ft. Worth and Pharr, Texas, and Springfield, Missouri. Our toll-free call centers handle thousands of calls daily to our general toll-free numbers (1-800-2-HOTELS, 1-800-96-HOTEL and 1-800-715-7666) and also to the toll-free numbers of various travel clubs and affinity groups for which we provide service. Our highly trained call center sales force is equipped to quickly review a comprehensive list of the hotels and prices in individual markets and to provide information on location and amenities. Our management continuously monitors wait times and phone conversations to ensure superior sales technique and compliance with our policies. We staff our call centers to service our customers on a 24-hour-a-day, seven-day-a-week basis.

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

Supply Arrangements

          We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability. We obtain room inventory from over 4,500 lodging properties through two primary methods: (a) contracting for initial room allotments, where we have the opportunity to purchase rooms at predetermined wholesale rates and usually may return unsold inventory to the lodging property within a specified period of time, and (b) purchasing rooms in advance when we feel there is a strong likelihood of selling all of the rooms. Over 97% of our rooms sold in 2001 were sold pursuant to room allotment contracts. Most of our contracts are not exclusive and must be renewed annually.

          Our proprietary software allows us to update continuously our room availability and keeps us aware of our supply needs. As a result, we are able to monitor our room supply and return rooms or request additional rooms as necessary. We have developed a strong reputation with our suppliers because we are able to fill a significant percentage of our contracted room allotments.

          In addition, we have entered into contracts with multiple electronic global distribution services (“GDS”). Our contracts with these GDS systems permit us to use our proprietary software to access information with respect to over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, 300 airlines, and 60 car rental companies, including availability and rates for these travel products, and the ability to book reservations online.

Marketing and Sales

          Online Marketing Sources. Our websites, including www.hotels.com, www.hoteldiscount.com, www.travelnow.com, www.acenethotels.com, www.condosaver.com, www.allluxuryhotels.com and www.180096hotel.com, are among the most accessed and used lodging booking sites on the Internet. Our websites also are integrated into many of the leading travel-related websites on the Internet, and are prominently featured on and linked to many of the leading Internet search engines and online communities. Under provisions of our standard affiliate agreements, we pay a commission for bookings originated from the affiliate’s website. In 1997, we began circulating a free weekly online newsletter highlighting available hotels and rates in selected markets to subscribers. Our subscribers have increased from 30,000 at December 31, 1997 to over 2.0 million at December 31, 2001. We will seek to continue to expand this number of subscribers as traffic on our websites increases.

          Advertising. We selectively purchase advertising, both in traditional media and online, where we can obtain preferred placement. USA also contributed $0.5 million of advertising for which we paid no cash consideration. This amount was recorded as non-cash distribution and marketing expense, and a contribution of capital.

          Travel Agencies, Travel Clubs and Other Membership Organizations. We consider travel agencies to be marketing affiliates and, as such, work with a network of thousands of agencies to ensure awareness of our accommodations and booking options. We pay a commission to travel agents who book rooms on behalf of their customers. Commissions are tracked by the International Association of Travel Agents’ numbers that are input directly on our websites or provided to our call center agents at the time of booking. We also are affiliated with a variety of travel clubs and membership organizations that promote our company as a source of hotel accommodations. In addition, we provide accommodation booking services for a number of membership clubs on a private label basis.

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

          Our hardware platform for the Internet consists of IBM RS/6000 servers, with Silicon Graphics servers used for custom interfaces to external vendors and affiliates. We maintain our database on an IBM AS-400 model 820 with a RAID disk storage tower and conduct daily backup functions for off-site storage. We access the Internet backbone via T-3 data communication lines. Our call center operations are managed by a Lucent Definity G3 Octel switch. We also maintain backup power supplies in the event of power outages. Our systems have not experienced significant downtime in over five years. We maintain an Internet firewall to protect our internal systems. All credit card transactions are processed using encryption technology, including public key cryptology and secured socket layer technology.

Competition

          The market for travel products and services, and particularly the market for lodging accommodations, is intensely competitive and is easy to enter. We believe that competition in the lodging accommodations market is based predominantly on:

•	price;

•	selection and availability of lodging alternatives;

•	selection of destination markets;

•	ease of use;

•	customer service;

•	reliability; and

•	travel-related content.

          We compete against other consolidators of lodging accommodations, hotels, travel agencies and other online and off-line travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. We believe that this trend will continue. Hotels and travel agents also may continue to rely upon central reservations systems. We also compete against numerous travel-related websites. Although we currently have agreements with some of these websites under which our booking engine is prominently displayed on and integrated into their websites, there can be no assurance that these affiliations will continue in the future or that they will continue to be beneficial to our business and we may find ourselves in competition with these affiliates. In addition, in February 2002, five major hotel chains and Pegasus Solutions announced plans to market lodging accommodations over the Internet through multiple websites using a “merchant” business model similar to our business model. As demand for online travel products and services grows, we believe that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that more closely resemble our online products and services. We also face potential competition from Internet companies not yet in the leisure travel market. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the products and services we provide.

          In addition, some of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. There can be no assurance that we will be able to compete successfully against current and future competitors or address increased competitive pressures.

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

Travel Industry Regulation

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

Regulation of the Internet

          Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to HRN, we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect HRN’s business. This summary focuses primarily on the enacted federal, state and international legislation specific to online businesses such as HRN.

          Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international level) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for HRN’s products and services or increase its cost of doing business. HRN cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on HRN.

Privacy

          As an online business, customers provide HRN with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used to respond to and fulfill customer requests for HRN travel products and services. HRN posts privacy policies for most of its Internet websites concerning HRN’s use and disclosure of user data.

          Current US Federal Privacy Regulation. Increasing concern over consumer privacy, including regulations related to the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of proposed legislation at the federal level. A number of these laws have already been enacted with respect to consumer privacy. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. For online businesses such as HRN, the “Unsolicited Electronic Mail Act of 1999” has been enacted to protect individuals, families, and Internet service providers from unsolicited and unwanted electronic mail, commonly referred to as “spamming.” Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities.

          Current State Privacy Regulation. Most states have enacted or are considering legislation to regulate the protection of consumer’s information on the Internet. Much of this legislation is focused on financial institutions and health care providers. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been enacted at the federal level.

          Current International Privacy Regulation. The primary international privacy regulations to which HRN’s international operations are subject are Canada’s Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive:

•	Canada: The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the individual’s right to privacy of their personal information. Additionally, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA extends to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

•	Europe: Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending personal data from any of the EU member states. Effective July 25, 2000, the EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission or the Department of Transportation (which has authority over “ticket agents”) if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

HRN cannot predict whether any of the proposed federal, state and foreign privacy legislation currently pending review will be enacted and what effect, if any, it would have on HRN.

Taxes

          Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Disclosure Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for HRN’s products and services or increase HRN’s cost of operations.

Certain Concentrations

          In January 2000, we entered into a long-term affiliate agreement with Travelocity. Under this agreement, Travelocity markets our hotels and other lodging accommodations on its website, and in return we pay them a commission based upon revenue generated for HRN. The agreement expires on July 31, 2005. For 2001 and 2000, 15.6% and 9.1%, respectively, of our total revenue was derived through our agreement with Travelocity.

          We believe that in 2002 and subsequent years, the dollar amount of revenue that we derive through the Travelocity agreement will continue to grow. We also believe that the percentage of our total revenue in 2002 derived through our agreement with Travelocity is likely to increase very slightly or stabilize compared to 2001, and then decline in subsequent years as a result of our various other revenue growth initiatives, including (a) the recent launch of our new branded website, hotels.com, (b) the expansion of our revenue through other existing affiliates, (c) the addition of new affiliate relationships, (d) international expansion, (e) additional revenue from other lodging products such as vacation rentals, and (f) acquisitions.

          In connection with the Travelocity agreement, we issued to Travelocity a performance warrant to acquire up to 2,447,955 shares of our class A common stock with an exercise price of $16.00 per share, our IPO price, the vesting of which was subject to achieving certain performance targets. As of December 31, 2001, 714,437 of the shares underlying the performance warrant had not yet vested. In order for the remaining shares underlying the performance warrant to vest fully, Travelocity, among other things, must generate over $500 million in additional revenue through HRN prior to the expiration of the Travelocity agreement on July 31, 2005. We expect the remaining shares underlying the performance warrant to vest in full prior to the end of its term. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-Cash Distribution and Marketing Expense” for further discussion of the performance warrant.

          Under the terms of our agreement with Travelocity, HRN is the exclusive third party provider of negotiated rate hotel rooms (excluding negotiated rate hotel rooms sold by Travelocity as part of a travel package) in over 60 of HRN's largest markets, including New York, Las Vegas, Orlando, Chicago and others. Over 88% of our total revenue (from all sources, including Travelocity) was derived from these markets in 2001.

Employees

          As of December 31, 2000, we had approximately 720 employees. We have never had a work stoppage and none of our employees is represented by a labor union. We consider our employee relationships to be positive. As of March 11, 2001, we had approximately 800 employees.

Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of the securities laws. We have based these forward-looking statements on our current expectations and projections about future events, based on the information currently available to us. Such forward-looking statements are principally contained in the sections “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1. Business.” The forward-looking statements include, among other things, statements relating to our anticipated financial performance, business prospects, new developments, and similar matters.

          These forward-looking statements are subject to risks, uncertainties and assumptions, that may affect the operations, performance, development and results of our business and include, but are not limited to the risk factors described under the section “Risk Factors” in this report, and the following:

•	material adverse changes in economic conditions generally or in our markets;

•	future regulatory or legislative actions and conditions in our operating areas;

•	competition from others;

•	the ability to expand into and successfully operate in foreign markets;

•	product demand and market acceptance;

•	the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

•	the ability to obtain and retain key executives and employees; and

•	acts of terrorism.

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

          Because of the travel patterns of our customers, we often have higher sales and gross profits in the fourth quarter during the heavy holiday travel season. Leisure travelers are sensitive to discretionary spending levels, tend to curtail travel during general economic downturns and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-related strikes; or

•	terrorism.

          Other factors that may adversely affect our quarterly operating results include, but are not limited to:

•	the number of rooms we are able to sell;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition and customer loyalty;

•	our ability to increase the level of traffic on our websites;

•	our ability to retain or expand our wholesale supply arrangements, obtain satisfactory discounts or obtain sufficient inventory of rooms; and

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

          The travel industry, particularly the market for lodging accommodations, is highly competitive. If we do not compete successfully, we will not be able to attract customers and maintain our arrangements with our hotel suppliers. We primarily compete with other consolidators of hotel accommodations, online travel reservation services and entities that maintain travel-related websites, traditional travel agencies and hotels. We may face more competition, directly or indirectly, from lodging properties as they enter the discount rate market or book discount accommodations through travel agents. In February 2002, five major hotel chains and Pegasus Solutions announced plans to market lodging accommodations over the Internet through multiple websites using a “merchant” business model similar to our business model. In addition, the proliferation of special rate offers by lodging properties may affect the rates that we can charge our customers, which would affect our profit margins and, in turn, our business results. Increased competition could reduce our operating margins and profitability, result in loss of market share and diminish our brand recognition.

          Some of our actual and potential competitors may have competitive advantages, such as longer operating histories, larger customer bases, potential to offer greater selection at better prices, greater brand recognition, more website traffic, or significantly greater financial, marketing or other resources.

          Because our business has grown so rapidly, our business could suffer if we do not successfully manage this growth and potential future growth. Our business has grown very quickly in its few years of operating. We have rapidly expanded our operations and anticipate further expansion. We began operations in 1991, and since then, we have launched our online operations, expanded the number of destinations we offer and increased the number of lodging properties with which we have supply arrangements. In addition, we entered into our first Internet marketing arrangement in 1995, and implemented our first proprietary website in 1997. These changes have increased our volume of sales and have placed, and we expect they will continue to place, a strain on our management and operational resources. There can be no assurance that we will be able to efficiently or effectively manage the growth of our operations and any failure to do so may limit our future growth and hamper our business strategy.

          The amortization of deferred distribution and marketing expenses resulting from the issuance of performance warrants and potential future warrant issuances will have an adverse impact on our future operating results, the magnitude of which is difficult to predict. We issued a performance warrant to an affiliate in connection with the execution of an affiliate marketing agreement in January 2000, and amended the terms of the performance warrant in March 2001. To the extent earned, the value of the performance warrant will be recorded as a non-cash deferred distribution and marketing expense. In addition, pursuant to other affiliate marketing agreements, we may be required to issue additional warrants in the future if certain performance goals are met, the value of which would also be recorded as additional non-cash deferred distribution and marketing expense when such warrant is issued.

          At this time, we cannot determine the amount of this expense because we do not know to what degree we will achieve the performance targets, or the value of the warrants when vested or issued. If our stock price rises significantly during the term of these affiliate marketing relationships, the value of the warrants when vested or issued will increase. If the amount of that expense increases, it will have an adverse effect on our income and operating results. If we are forced to expense the entire performance warrant in one year, the effect on our net income and operating results for that year will be even more adverse. For a more detailed description of the potential financial impact of the warrants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Cash Distributing and Marketing Expense.”

          Our business depends substantially on the continuing efforts of our key employees and our future success depends on our ability to retain our key employees. We depend substantially on the continued services and performance of our senior management, particularly David Litman, our Chief Executive Officer, Robert Diener, our President, and some other key personnel. The loss of services of either of these executive officers or other key employees could harm the management of our business and our operating results because of the significant role these employees play in the operation of our business.

          Acquisitions, which may expose us to risks that could significantly harm our business, are a part of our growth strategy. One part of our growth strategy is to broaden the scope and content of our existing business through acquisitions. Although we are not currently committed to any particular acquisitions, our management regularly evaluates acquisition opportunities as a way for us to grow our business. Our failure to successfully complete acquisitions could adversely affect our ability to compete. Even if we are successful in acquiring and integrating businesses, the acquisitions may be time-consuming, costly or unwise, which may cause our acquisitions not to have the desired or predicted effects on our operating results and may adversely affect our growth strategies. Acquisitions that are completed in the future would expose us to potential risks, including risks associated with the assimilation of new operations, sites and personnel, unforeseen liabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenues or content to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

          Our business is controlled by USA and, as a result, our other stockholders will have little or no influence over stockholders’ decisions. USA currently owns 38,999,100 shares of our class B common stock, which has 15 votes per share. Consequently, USA controls approximately 97% of the total voting power of our common stock and, therefore, will have the right to control the outcome of any matter submitted for the vote or consent of our stockholders, except for when a separate vote of the holders of class A common stock is required by Delaware law. USA also may be able to cause changes in our business without seeking the approval of any other party. These changes may not be to the advantage of our company or in the best interest of our other stockholders.

          We may face potential conflicts of interest with USA, which may harm our business. Conflicts of interest may arise between us, on the one hand, and USA and its affiliates, on the other hand, in areas relating to past, ongoing and future relationships, corporate opportunities, indemnity agreements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by USA of shares of our common stock held by it and the exercise by USA of its ability to control our management and affairs. For example, USA is engaged in a diverse range of businesses, such as Expedia, Home Shopping Network and Ticketmaster, and these businesses may have interests that conflict or overlap in some manner with our business. In particular, USA’s Expedia subsidiary, which is much more widely known than we are, offers products and services similar to those we offer. USA is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so, and our restated certificate of incorporation specifically includes provisions that release USA from this obligation and any liability that would result from a breach of these obligations. There can be no assurance our business will not be harmed by, or our financial condition or results of operations will not be negatively impacted by, any conflicts that may arise between us and USA or any of its affiliates including Expedia, any loss of a corporate opportunity to USA or any of its affiliates including Expedia that may otherwise be available to us, or any engagement by USA in any activity that is similar to our business because these conflicts of interest or loss of a corporate opportunity could result in a loss of customers and, therefore, business.

          If our security system is breached, our business and reputation could suffer. In our business, secured transmission of confidential information (such as customers’ itineraries, hotel and other reservation information, credit card numbers and expiration dates, personal information and billing addresses) over public networks is essential to maintaining consumer and supplier confidence. Although we employ measures such as encryption technology, our current security measures may not be adequate. Security breaches also could expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer or supplier information, and could have a detrimental effect on our reputation and could adversely affect our ability to attract customers.

          We may not be able to prevent others from using our domain names, trade names or other intellectual property, which may harm our business and expose us to litigation. Because our hotel and lodging accommodations reservations business is to a great extent leisure and retail-oriented, customer name recognition and the “look and feel” (as well as the underlying functionality) of our websites are very important to our ability to maintain our competitive position. Furthermore, our retail customers often associate our business with our domain name rather than our corporate or trade name. Therefore, we regard our domain names and similar intellectual property as critical to our success. Failure to effectively protect our intellectual property could harm us through erosion of our brand name or the misappropriation of our proprietary technologies by our competitors, thereby hindering our ability to compete effectively. Some of our trade names are not eligible to receive trademark protection in every country where our products and services are available.

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

          Our expansion into international markets may make us susceptible to global economic factors, foreign tax law issues, foreign business practices, currency fluctuations and fluctuations in international travel. Our addition of international destinations may require us to make significant investments to develop relationships in these locations for an extended period of time before we realize returns on these investments, if any. Providing our customers with international destinations to choose from may subject us to particular risks, including:

•	a decrease in tourism due to adverse political and economic conditions;

•	a decrease in tourism due to concerns about the risks of international flights related to terrorism;

•	fluctuations in the value of the U.S. dollar relative to other currencies;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights and domain names in some countries; and

•	additional regulatory requirements.

          If we do not realize increased sales from our international operations, our profitability could suffer because of the investment we expect to make in this effort.

Item 2. Properties

          Hotel Reservations Network’s operations are headquartered in Dallas, Texas, where it leases an aggregate of approximately 47,700 square feet of office space. The lease for this space expires in 2003.

          TravelNow.com’s offices are located in Springfield, Missouri, where it leases approximately 12,500 square feet of office space. The lease for this space expires in 2002. TravelNow.com has entered into a new lease of approximately 15,000 square feet of office space commencing in May 2002.

          Hotel Reservations Network leases approximately 14,100 square feet of office space in Pharr, Texas. The lease for this space expires in 2006. In addition, we lease approximately 12,700 square feet of office space in Ft. Worth, Texas. This lease expires in 2003.

          Hotel Reservations Network also leases office space in Miami, Florida; Atlantic City, New Jersey; Burbank, California; Grand Haven, Michigan; and Paris, France.

Item 3. Legal Proceedings

          In the ordinary course of business, HRN and our subsidiaries are parties to litigation involving property, contract and other claims. Although there can be no assurance in this regard, the amounts that may be recovered in these matters are not expected to be material to the financial position or operations of HRN.

Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          HRN’s class A common stock is quoted on The Nasdaq Stock Market (“NASDAQ”) (Symbol: ROOM). There is no established public trading market for HRN’s class B common stock. HRN completed its initial public offering of its class A common stock on February 25, 2000.

          The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for HRN’s class A common stock on NASDAQ:

	High	Low

Year Ended December 31, 2000
First Quarter (from February 25, 2000)	$26.50	$14.50
Second Quarter	38.75	14.69
Third Quarter	42.63	25.31
Fourth Quarter	39.13	24.50

Year Ended December 31, 2001
First Quarter	$40.38	$24.33
Second Quarter	50.99	24.81
Third Quarter	53.70	18.25
Fourth Quarter	47.83	20.27

          There were 52 stockholders of record as of March 11, 2002 and the closing price of HRN’s class A common stock that day was $62.98. The number of stockholders does not include beneficial owners of the class A common stock whose shares are held in “street name.”

          HRN has paid no cash dividends on its common stock to date and does not anticipate paying cash dividends in the immediate future.

          On November 29, 2001, the Company issued 40,000 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

          On November 30, 2001, the Company issued 10,000 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

          On December 4, 2001, the Company issued 27,466 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

          On December 19, 2001, the Company issued 5,000 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

          On December 27, 2001, the Company issued 6,000 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

          The transactions described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as a transaction by an issuer not involved in any public offering.

Item 6. Selected Financial Data

          The following table presents selected summary financial data of our company and our predecessor business. The data was derived from our audited financial statements and our predecessor’s business audited combined financial statements, and reflects the operations and financial position of our company or our predecessor business at the dates and for the periods indicated. The table also presents summary unaudited pro forma combined condensed financial data as of and for the year ended December 31, 1999. The pro forma combined condensed statements of operations data gives effect to the acquisition of substantially all the assets of our predecessor business and to the capital transactions that occurred in connection therewith as if they had occurred on January 1, 1999. The information in this table should be read in conjunction with the financial statements and accompanying notes and other financial data pertaining to our company and our predecessor business as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Predecessor			Company

	Actual			Actual		Pro Forma		Actual

			Period	Period
			January 1 to	May 11 to		Year Ended
	Year Ended December 31,		May 10,	December 31,		December 31,		Year Ended December 31,

	1997	1998	1999	1999		1999(1)		2000	2001

	(in thousands, except for per share and other data)
Statement of Operations Data:
Net revenues	$34,758	$66,472	$37,701	$124,113		$161,814		$327,977	$536,497
Operating costs and expenses:
Cost of sales	23,284	45,665	26,117	87,239		113,356		225,793	370,279
Selling, general and administrative(2)(3)	5,782	9,692	5,971	17,983		24,126		49,543	84,769
Officers’ distributions (2)	6,160	10,126	—	—		—		—	—
Non-recurring acquisition-related costs(4)	—	—	20,257	—		—		—	—
Non-cash marketing and distribution expense	—	—	—	—		—		4,260	16,976
Amortization of Goodwill	—	—	—	12,897		38,490		38,490	46,394
Depreciation and other amortization	—	231	119	340		459		725	2,268

Total operating costs and expenses	35,226	65,714	52,464	118,459		176,431		318,811	520,686

Operating profit (loss)	(468)	758	(14,763)	5,654		(14,617)		9,166	15,811
Other income:
Interest and other, net	447	911	429	889		1,318		8,448	8,313
Gain on sale of securities	13	74	471	—		471		—	—

Total other income	460	985	900	889		1,789		8,448	8,313

Earnings (loss) before income taxes	(8)	1,743	(13,863)	6,543		(12,828)		17,614	24,124
Income tax expense(5)	2	5	—	2,421		—		6,782	11,217

Net earnings (loss)	$(10)	$1,738	$(13,863)	$4,122		$(12,828)		$10,832	$12,907

Basic net earnings (loss) per common share(6)				$0.11		$(0.24)		$0.21	$0.23

Diluted net earnings (loss) per common share(6)				$0.11		$(0.24)		$0.20	$0.23

Basic weighted average shares outstanding(6)				38,999		52,774		52,774	56,260
Diluted weighted average shares outstanding(6)				38,999		52,774		53,580	57,343
Balance Sheet Data (end of period):
Cash and cash equivalents	$2,828	$4,964	$25,193	$2,933		$2,933		$51,037	$44,269
Marketable securities	4,083	7,672	4,588	4,906		4,906		118,413	165,581
Deferred revenue	3,278	7,299	19,293	16,447		16,447		31,221	37,679
Net working capital (deficit)(7)	(532)	(1,856)	(3,311)	(44,754)		(44,754)		107,106	142,816
Goodwill, net	—	—	—	187,411		187,411		354,904	362,464
Total assets	7,958	14,544	32,127	204,250		204,250		562,328	648,576
Current liability for amounts due under purchase agreement(7)	—	—	—	17,500		17,500		—	—
Net stockholders’ equity (deficit)(7)	(54)	(852)	(2,129)	146,347		146,347		484,195	541,888
Other Data:
Total room nights sold	224,000	442,000	295,000	934,000		1,229,000		2,433,000	4,190,000
Cash Flow Data:
Operating activities	$647	$8,849	$17,223	$20,439		$37,662		$82,083	$102,961
Investing activities(7)	(897)	(4,214)	3,006	(159,819	)(7)	(156,813	)(7)	(124,440)	(117,327)
Financing activities(7)	—	(2,499)	—	142,313	(7)	142,313	(7)	90,461	7,598
Adjusted EBITDA(8)	5,776	11,116	(14,644)	18,891		24,332		52,641	81,449

(1)	Pro forma statements of operations data gives effect to the elimination of officers’ distributions and non-recurring, acquisition-related costs, amortization of goodwill, interest expense and pro forma income taxes.

(2)	Our predecessor business distributed substantially all of its earnings before taxes to its officers and recorded the distributions as expense. Pro forma statement of operating data for 1999 does not include officers’ distributions and assumes that officers’ salaries under the new compensation arrangements were effective January 1, 1999. Officers’ salaries are included in selling, general and administrative expenses.

(3)	Reflects reclassification of performance-based affiliate fees from cost of sales to selling, general and administrative expenses, resulting in an increase to gross profit of $2.6 million and $0.2 million for the twelve months ended December 31, 1999 and 1998, respectively.

(4)	Our predecessor business paid discretionary bonuses of $0.4 million to its employees (other than the officers) and incurred $0.2 million of professional and advisory fees related directly to the acquisition. Our predecessor business recorded a compensation charge of $19.7 million related to an agreement that the principal owners of our predecessor business had with an employee.

(5)	As of January 1, 1997, our predecessor business elected to be taxed as a subchapter S corporation and, as a result, did not pay federal income taxes. As of May 11, 1999, in connection with our acquisition of our predecessor business, we elected to be taxed as a subchapter C corporation as part of USA’s consolidated group until the completion of our initial public offering. Since the initial public offering, we pay taxes separately from USA on our taxable income.

(6)	Pro forma statement of operations for the twelve months ended December 31, 1999 assumes the same number of shares outstanding as 2000 for comparison purposes.

(7)	For the period May 11 to December 31, 1999, cash flow used in investing activities includes $158.0 million of cash used in connection with our acquisition of our predecessor business. Cash flow from financing activities includes $142.3 million of net capital contributions by USA.

(8)	Earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) is defined as operating profit plus depreciation, amortization of intangibles, and amortization of non-cash distribution and marketing expense, and with respect to the twelve months ended December 31, 1997, and 1998, excludes officers’ distributions made by our predecessor business. Adjusted EBITDA is presented because we believe it is a widely accepted valuation indicator for companies in our industry. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of the financial condition and results of operations of our company should be read in conjunction with our financial statements and the related notes elsewhere in this report beginning on page 27. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those described in these forward-looking statements due to a number of factors. You should read the information in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained in “Item 1. Business” for information about our presentation of forward-looking information.

Overview

          We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and resell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. At December 31, 2001, we had room supply agreements with over 4,500 lodging properties in 178 major markets in North America, the Caribbean, Western Europe and Asia.

          We began booking hotel rooms in six markets in December 1991. During 1995, we entered into our first Internet marketing arrangement through an affiliation with a third party. In 1997, we implemented our first proprietary website. In early 1998, our website was fully automated, and by mid-1998, we implemented our strategy of pursuing affiliate relationships with Internet search engines and travel-related websites. In 2000, we began offering our customers the ability to book vacation rentals and condominiums.

          We bill a customer’s credit card in full when a reservation is booked and pay the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out, at which time revenue is recognized. Accordingly, prepaid bookings represent payments received for revenue to be recognized in the future. We also impose a change/cancellation fee that is recorded as revenue upon change/cancellation of a reservation. Because our customers pay us when a reservation is booked, charged or cancelled and we do not pay a lodging property until after a guest has departed, we are able to operate with limited or even negative working capital.

          In 2001, following our acquisition of TravelNow.com Inc., we began offering customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines, and car rentals through over 60 car rental companies. We have developed proprietary software to interface with GDS systems, and to provide customers with access to real-time information regarding the availability and rates of such travel providers, and the ability to book reservations online. We earn a commission on the booking of such travel products, either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

          On May 10, 1999, we completed our acquisition of our predecessor business. The total purchase price paid through September 30, 2000 was $406 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note that was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business, which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000, which amount is subject to certain adjustments as defined in the asset purchase agreement; and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company’s obligation for contingent payments based on operating performance for the twelve-month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering.

          To enhance comparability, the discussion of consolidated results of operations is supplemented, where appropriate, with separate pro forma financial information that gives effect to the acquisition of TMF, Inc. and HRN Marketing Corp. as if it had occurred at the beginning of the respective periods presented.

          The pro forma information is not necessarily indicative of the revenues and cost of sales, which actually would have been reported had the acquisition occurred at the beginning of the respective periods, nor is it necessarily indicative of future results.

Results of Operations

          The following table presents results of operations data for our company and our predecessor business as well as pro forma operations data as a percentage of total net revenue for the periods presented. Some columns may not add due to rounding differences.

	Predecessor	Company

	Actual	Actual	Pro Forma	Actual

	Period	Period
	January 1 to	May 11 to	Year Ended
	May 10,	December 31,	December 31,	Year Ended December 31,

	1999	1999	1999	2000	2001

Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	69.3%	70.3%	70.1%	68.9%	69.0%
Selling, general and administrative	15.9%	14.5%	14.9%	15.1%	15.8%
Officers’ distributions	—	—	—	—	—
Non-recurring acquisition-related costs	53.7%	—	—	—	—
Non-cash marketing and distribution expenses	—	—	—	1.3%	3.2%
Amortization of goodwill	—	10.4%	23.8%	11.7%	8.7%
Depreciation and other amortization	0.3%	0.3%	0.3%	0.2%	0.4%
Total operating costs and expenses	139.2%	95.4%	109.0%	97.2%	97.1%
Operating profit (loss)	(39.2)%	4.6%	(9.0)%	2.8%	2.9%

Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

Revenues

          For the twelve months ended December 31, 2001, the Company generated revenues of $536.5 million, an increase of 63.6% over the $328.0 million of revenues generated during the twelve months ended December 31, 2000. The increase was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. Affiliates generate sales of rooms in exchange for commissions on those rooms. Sales from affiliate websites accounted for approximately 65.2% of the total revenues in 2001 compared to 54.0% in 2000. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 81 new markets during 2001, reaching a total of 178 compared to 97 at December 31, 2000, representing an 84% increase.

Cost of Sales and Gross Profit

          Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenues. Gross profit increased 62.7% to $166.2 million in 2001 from $102.2 million in 2000. Gross profit margin for 2001 decreased slightly to 31.0% from 31.2% for the prior year period.

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

Selling General and Administrative Costs

          Selling, general and administrative costs consist primarily of compensation for personnel, affiliate commissions, credit card fees, advertising and promotion, telecommunications and other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 71.1% in 2001 over 2000. As a percentage of net revenues, selling, general and administrative costs increased to 15.8% from 15.1% in 2000.

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

Non-Cash Distribution and Marketing

          Non-cash deferred distribution and marketing costs of $17.0 million in 2001 consists of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements, and advertising contributed by USA for which we paid no cash consideration. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution marketing costs in 2001 resulted from additional warrants issued in late 2000, and the vesting of certain performance warrants that occurred in 2001 and free television advertising provided to HRN by USA in late 2001. Non-cash deferred distribution and marketing costs increased substantially in 2001 over 2000 levels as a result of the transactions described in “Non-Cash Distribution and Marketing Expense” below.

Amortization of Goodwill

          Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflects the acquisition of TravelNow.com.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Although the Company has not completed its assessment, the Company does not anticipate any impairment write-off upon adoption. Application of the non-amortization provisions of the statement is expected to result in an increase in income before taxes of approximately $47.2 million per year.

Other Income

          Other income relates mainly to interest and dividends earned on marketable securities. Other income for the twelve months ended December 31, 2001 decreased to $8.3 million compared to $8.4 million for the twelve months ended December 31, 2000 due to the lower interest rates and a shift to a higher portion of tax-free investments in 2001 partially offset by a higher invested balance.

Income Tax Expense

          Our effective tax rate for the twelve months ended December 31, 2001 and 2000 was 46.5% and 38.5%, respectively, which reflects the federal and state income taxes. The increase in the effective tax rate primarily resulted from a decrease in estimated value of deductible goodwill for income tax purposes associated with restricted class A common stock issued to the sellers of our predecessor business immediately prior to our initial public offering, as well as non-deductibility of the goodwill associated with the TravelNow.com acquisition. These have been partially offset by the exemption of municipal securities income from federal income taxes and the difference between the gain earned by warrant holders upon exercise and the fair value of the warrants upon issuance.

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31, 1999

          We compare the twelve months ended December 31, 2000 to the sum of the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, as we believe this is the most meaningful presentation.

Revenues

          For the twelve months ended December 31, 2000, the Company generated revenues of $328.0 million, an increase of 103% over the $161.8 million of revenues generated during the twelve months ended December 31, 1999. The increase was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our affiliate program. As a percentage of total revenues, Internet-generated sales increased to 93% in 2000 from 81% in 1999. Affiliates generate sales of rooms in exchange for commissions on those rooms. Sales from affiliate websites accounted for approximately 54% of the total revenues in 2000 compared to 41% in 1999. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 57 new markets during 2000, reaching a total of 97 compared to 40 at December 31, 1999, representing a 143% increase.

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

Selling, General and Administrative Costs

          Selling, general and administrative costs consist primarily of compensation for personnel, affiliate commissions, credit card fees, advertising and promotion, telecommunications and other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 106.8% in 2000 over 1999. As a percentage of net revenues, selling, general and administrative costs increased slightly to 15.1% from 14.9% in 1999.

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

Non-Cash Distribution and Marketing

          Non-cash deferred distribution and marketing costs of $4.3 million in 2000 consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued on February 24, 2000 and are amortized over the term of the affiliate agreements. Non-cash deferred distribution and marketing costs will increase substantially in 2001 over 2000 levels as a result of the transactions described in “Non-Cash Distribution and Marketing Expense” below.

Amortization of Goodwill

          Goodwill is amortized over a life of ten years and relates to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflects amortization expense for the full year in 2000 versus amortization expense in 1999 from May 11, 1999, the date of acquisition of the Company’s predecessor business.

Other Income

          Other income relates mainly to interest and dividends earned on marketable securities. Other income for the twelve months ended December 31, 2000 increased to $8.4 million compared to $1.8 million for the twelve months ended December 31, 1999 due to the increase in cash flow from operations and funds received from our initial public offering.

Income Tax Expense

          Our effective tax rate for the twelve months ended December 31, 2000 is 38.5%, and for the period May 11, 1999 to December 31, 1999 is 37%, which reflects the federal and state income taxes. For the period from January 1 to May 10, 1999, we were taxed as a subchapter S corporation and, accordingly, the tax liability was incurred by our shareholders.

Pro Forma Comparisons

          To enhance comparability, the discussion of consolidated results of operations is supplemented here with separate pro forma financial information that gives effect to the acquisition of the predecessor business as if it had occurred at the beginning of the respective periods presented. Adjusted EBITDA is defined as operating profit plus depreciation, amortization of intangibles, and amortization of non-cash distribution and marketing expense. Adjusted EBITDA is presented here because we believe it is a widely accepted valuation indicator for companies in our industry. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be a comparable calculation of similarly titled measures by other companies.

          The pro forma results are presented for illustrative purposes only and are not necessarily indicative of the results of operations that would have been reported had the predecessor business been acquired as of January 1, 1999, nor are they necessarily indicative of future results of operations.

Hotel Reservations Network, Inc.
Unaudited Pro Forma Combined Condensed Statements of Operations
(in thousands)

	Predecessor	Company

	Actual	Actual	Pro Forma	Actual

	Period	Period
	January 1 to	May 11 to	Year Ended	Year Ended
	May 10,	December 31,	December 31,	December 31,

	1999	1999	1999	2000	2001

Net revenues	$37,701	$124,113	$161,814	$327,977	$536,497
Cost of revenues	26,117	87,239	113,356	225,793	370,279

Gross profit	11,584	36,874	48,458	102,184	166,218
Operating expenses
Selling general and administrative expense	5,971	17,983	24,126	49,543	84,769
Non-recurring acquisition related costs	20,257	—	—	—	—
Non-cash distribution and marketing expense	—	—	—	4,260	16,976
Amortization of goodwill	—	12,897	38,490	38,490	46,394
Depreciation and other amortization	119	340	459	725	2,268

Income (loss) from operations	(14,763)	5,654	(14,617)	9,166	15,811

Adjusted EBITDA	(14,644)	18,891	24,332	52,641	81,449

Cash flow from operating activities	17,223	20,439	37,662	82,083	102,961

          The pro forma information for the twelve months ended December 31, 1999, includes adjustments to (1) record goodwill amortization expense for the full period, (2) eliminate non-recurring, acquisition-related cost, and (3) increase selling general and administrative expenses by $172,000, in order to present comparable officer’s compensation.

          Adjusted EBITDA grew to $81.4 million for the twelve months ended December 31, 2001, from $52.6 million for twelve months ended December 31, 2000 and $24.3 million on a pro forma basis for twelve months ended December 31, 1999. Adjusted EBITDA increased 54.7% in 2001 over Adjusted EBITDA for the 2000 period, and Adjusted EBITDA increased 116% in 2000 over pro forma Adjusted EBITDA for the 1999 period. Adjusted EBITDA as a percentage of net revenues was 15.2% for the twelve months ended December 31, 2001, 16.1% for the twelve months ended December 31, 2000, and 15.0% on a pro forma basis for the twelve months ended December 31, 1999. The decrease in Adjusted EBITDA as a percentage of net revenues for the 2001 period versus the 2000 period reflects higher selling, general and administrative expenses as a percentage of net revenues primarily associated with the growth in our affiliate program and slightly lower gross profit margin. The increase in Adjusted EBITDA as a percentage of net revenues in 2000 from pro forma Adjusted EBITDA for the 1999 period reflects higher gross profit margin percentage, partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

          Cash flow from operations grew to $103 million for the twelve months ended December 31, 2001 from $82.1 million for the twelve months ended December 31, 2000 and from $37.7 million for the pro forma twelve months ended December 31, 1999. The increase in the operating cash flow can primarily be attributed to the increase in Adjusted EBITDA and the changes in working capital year over year.

Non-Cash Distribution and Marketing Expense

          In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering, we issued warrants to third-party affiliated websites to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, we recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the twelve months ended December 31, 2001 and 2000, we amortized $4.3 million and $4.2 million of the warrant costs, respectively.

          In addition, upon completion of our initial public offering and in connection with an affiliation and marketing agreement, we issued a performance warrant to Travelocity to acquire up to 2,447,955 shares of our class A common stock with an exercise price of $16.00 per share, the vesting of which was to be subject to achieving certain performance targets. In March 2001, we entered into an amendment to the affiliation agreement with Travelocity to extend the term of the agreement through July 31, 2005, and to broaden and expand our relationship. In connection with this amendment, we also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, we recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $4.96 million has been amortized as of December 31, 2001. The asset is being amortized ratably over the remaining term of the affiliation agreement. As of December 31, 2001, 264,745 of the remaining shares underlying the performance warrant had vested and become exercisable, and we have recorded an aggregate of $6.40 million of additional non-cash deferred distribution and marketing expense based upon the fair market value of such shares. We will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter. In order for the remaining 714,437 unvested shares underlying performance warrant to vest fully, Travelocity, among other things, must generate over $500 million in additional revenue through HRN prior to the expiration of the agreement on July 31, 2005. We expect that the remaining unvested shares underlying the performance warrant will vest in full prior to the end of its term.

          In November 2000, we entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, we recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the twelve months ended December 31, 2001 and 2000, we amortized $0.74 million and $0.07 million of the warrant costs, respectively. In addition, we agreed under the terms of the affiliation agreement to issue additional warrants to purchase up to 985,369 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2001 and 2000. If the targets remaining under the affiliation agreement as of December 31, 2001 are met in full, we will be required to issue warrants to acquire an aggregate of 667,508 shares of class A common stock at an exercise price calculated at the end of each performance measurement period.

          In March 2001, we entered into another exclusive affiliate distribution and marketing agreement and agreed to issue warrants to purchase up to 2,122,726 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the year ended December 31, 2001.

          We will record an additional non-cash deferred distribution and marketing expense upon the issuance of any such warrants. The amount of the additional non-cash deferred distribution and marketing expense related to these performance warrants and the additional warrants that may be issued in connection with the exclusive affiliate marketing agreement in November 2000 and March 2001, cannot be determined at this time because it is dependent on the amount of the performance warrants that vest and the amount of the contingent warrants to be issued, and the value of such warrants on the date of vesting or issuance. Such amount could be significant if our stock price increases significantly from current levels.

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

Financial position, liquidity and capital resources

          Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.1 million in proceeds net of offering expenses. At December 31, 2001, we had $219.0 million in cash, cash equivalents and marketable securities available for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both internally and through strategic acquisitions.

          Our cash, cash equivalents and marketable securities available for sale increased from $171.5 million at December 31, 2000 to $219.0 million at December 31, 2001 primarily as a result of cash provided by operating activities of $103.0 million, which was offset by approximately $54.1 million of cash used in acquisitions. Our cash, cash equivalents and marketable securities available for sale increased from $9.8 million at December 31, 1999 to $171.5 million at December 31, 2000, primarily as of result of the $90.1 million in proceeds raised in our initial public offering and cash provided by operating activities of $82.1 million for the twelve months ended December 31, 2000.

          Operating cash flow is generated based on our practice of billing a customer’s credit card in full when a reservation is booked, and paying the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out. Accordingly, to the extent customers do not cancel their reservations, prepaid bookings represent payments received for revenue to be recognized in the future.

          Capital expenditures were $4.8 million for the twelve months ended December 31, 2001, $2.9 million for the twelve months ended December 31, 2000, and $0.2 million and $1.1 million in the periods January 1 to May 10, 1999 and May 11 to December 31, 1999, respectively. Capital expenditures were primarily used for computers, furniture, equipment and software. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

          We anticipate that we will need to invest working capital towards the development and expansion of our overall operations, including expansion into new cities and increasing our penetration in existing markets.

          Our company generates significant cash flow from operations, and cash flow is expected to increase as revenues increase due to our billing and payment policies. Our company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our operations for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete strategic acquisitions or other business combinations in 2002 or beyond.

Accounting Policies

          In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement HRN’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they related to, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-lived Assets

          We assess the recoverability of the carrying value of long-lived assets as disclosed in Note 2 under “Long-Lived Assets Including Intangibles” in the notes to the financial statements included elsewhere in this report. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. As of December 31, 2001, HRN’s balance sheet includes $373.3 million of intangible assets, net, and $8.7 million of fixed assets, net. Although it has not completed its assessment, the Company does not anticipate any impairment write-off upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Deferred Taxes

          Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 6 of the notes to the financial statements, and reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS or foreign taxing authorities, as well as operating results of the Company that vary significantly from budgets.

Revenue Recognition

          We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and resell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. Our revenues are generated principally through the resale of these rooms, and we recognize as revenue the gross revenues generated from the resale of these rooms. We have considered Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and believe that our income statement presentation for the resale of rooms is appropriate. In determining the appropriate presentation, we considered among other factors our risk of loss resulting from customer disputes and credit card fraud in connection with rooms sold, our ability to establish and change room pricing by renegotiating our net rates from hotels and other lodging properties and adjusting our rates to consumers, and our risk of loss from unsold prepaid rooms. If we had recognized revenues from the resale of these rooms on a net basis, our revenues would have approximately equaled our reported gross profit and there would have been no effect on our Adjusted EBITDA, income from operations or net income.

Non-Cash Distribution and Marketing Expense

          During 2001 and 2000, HRN entered into several affiliate distribution and marketing agreements pursuant to which HRN issued warrants, some of which were performance based. HRN calculates the fair value of warrants using certain estimates, including the expected volatility of the stock and the expected life of the warrants. As HRN’s stock price rises, or the expected life of warrants increases, the fair value of the warrants also will increase. HRN expects that the amount of non-cash distribution and marketing expense that HRN will recognize in future periods will grow since the fair value of the performance based warrants will be determined at the time the performance criteria are met.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          We currently have no significant floating rate indebtedness, hold no derivative instruments and do not earn income denominated in foreign currencies. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. We are subject to foreign currency fluctuations because we collect our room charges for stays in hotels foreign markets in U.S. dollars and pay the foreign hotels in their local currency. These fluctuations pose minimal risk to the company because of the short time frame between collection of the room charges and payment to foreign hotels. As less than 10% of our revenues were derived from hotel accommodations in foreign markets in the year ended December 31, 2001, we do not believe we have significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Hotel Reservations Network, Inc.

Reports of Independent Auditors	27
Consolidated Balance Sheets at December 31, 2001 and 2000	29
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	30
Combined Statement of Operations of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	31
Combined Statement of Stockholders’ Deficit of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	31
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	33
Combined Statement of Cash Flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	33
Notes to Financial Statements	34

Report of Independent Auditors

Board of Directors and Stockholders
Hotel Reservations Network, Inc.

We have audited the accompanying consolidated balance sheets of Hotel Reservations Network, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period May 11, 1999 through December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotel Reservations Network, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period May 11, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Dallas, Texas
January 25, 2002

Report of Independent Auditors

Board of Directors and Stockholders
TMF, Inc. and HRN Marketing Corp.

We have audited the accompanying combined statements of operations, stockholders’ equity, and cash flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. for the period January 1, 1999 through May 10, 1999. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Ernst & Young LLP

Dallas, Texas
November 22, 1999

HOTEL RESERVATIONS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,

	2001	2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,269	$51,037
Restricted cash equivalents	9,107	2,021
Marketable securities — available for sale	165,581	118,413
Accounts and notes receivable	7,096	4,499
Prepaid hotel rooms	1,363	1,626
Current portion of non-cash deferred distribution and marketing costs	10,195	5,403
Deferred income taxes	4,740	—
Other current assets	4,712	2,240

Total current assets	247,063	185,239
PROPERTY AND EQUIPMENT
Computer equipment and software	7,862	4,110
Buildings and leasehold improvements	995	285
Furniture and other equipment	2,597	794

	11,454	5,189
Less accumulated depreciation and amortization	(2,755)	(1,065)

	8,699	4,124
OTHER ASSETS
Investment in TravelNow.com	—	3,240
Goodwill, net of amortization of $97,780 and $51,387 at December 31, 2001 and 2000, respectively	362,464	354,904
Non-cash deferred distribution and marketing costs	19,508	8,046
Deferred income taxes	—	6,715
Intellectual property, net of amortization of $371 at December 31, 2001	10,834	—
Other assets, net of amortization of $207 at December 31, 2001	8	60

	$648,576	$562,328

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, trade	53,679	30,334
Deferred revenue	37,679	31,221
Income tax payable	1,736	7,116
Due to USA, net	1,394	2,092
Other accrued liabilities	9,759	7,370

Total current liabilities	104,247	78,133
Deferred income taxes	2,441	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.01 par value; 600,000,000 shares authorized, 18,138,452 shares and 16,234,900 shares outstanding at December 31, 2001 and 2000, respectively	182	163
Class B common stock, $0.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at December 31, 2001 and 2000	390	390
Additional paid-in capital	513,456	468,611
Accumulated other comprehensive income (loss)	(1)	77
Retained earnings	27,861	14,954

Total Stockholders’ Equity	541,888	484,195

	$648,576	$562,328

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Company			Predecessor

			Period	Period
			May 11 to	January 1 to
	Year ended December 31,		December 31,	May 10,

	2001	2000	1999	1999

Net revenues	$536,497	$327,977	$124,113	$37,701
Operating costs and expenses:
Cost of sales	370,279	225,793	87,239	26,117
Selling, general and administrative	84,769	49,543	17,983	5,971
Non recurring acquisition related costs	—	—	—	20,257
Non-cash distribution and marketing	16,976	4,260	—	—
Amortization of goodwill	46,394	38,490	12,897	—
Depreciation and other amortization	2,268	725	340	119

Total operating costs and expenses	520,686	318,811	118,459	52,464

Operating profit (loss)	15,811	9,166	5,654	(14,763)
Other income (expense):
Interest income	8,288	8,482	1,054	420
Interest expense	—	(34)	(165)	(5)
Gain on sales of marketable securities	—	—	—	471
Other	25	—	—	14

Income (loss) before income tax expense	24,124	17,614	6,543	(13,863)
Income tax expense	(11,217)	(6,782)	(2,421)	—

Net income (loss)	$12,907	$10,832	$4,122	$(13,863)

Basic earnings per common share	$0.23	$0.21	$0.11

Diluted earnings per common share	$0.23	$0.20	$0.11

Weighted average number of basic common shares outstanding	56,260	52,774	38,999

Weighted average number of diluted common shares outstanding	57,343	53,580	38,999

PRO FORMA TAX INFORMATION
Historical loss before income tax benefit				$(13,863)
Pro forma income tax benefit				5,129

Pro forma net loss				$(8,734)

Pro forma basic and diluted earnings per common share				$(0.22)

Weighted average number of shares used to compute pro forma basic and diluted loss per share				38,999

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

				HRN Marketing Common Stock
		TMF Common Stock								TMF and Marketing Additional Paid-In Capital
	Total Stockholders' Equity (Deficit)					Class A Common Stock		Class B Common Stock					Accumulated Other Comprehensive Income (Loss)
											Additional Paid-In Capital
												Retained Earnings
		Shares	$	Shares	$	Shares	$	Shares	$

Predecessor:
Balance at January 1, 1999	$(852)	1,000	$0	1,000	$0					$2		$(1,168)	$314
Capital contribution	12,900										12,900
Comprehensive loss:
Net loss for the period January 1, 1999 to May 10, 1999	(13,863)			—								(13,863)
Less: Reclassification adjustment for realized gains on marketable securities included in net loss	(314)												(314)

Comprehensive loss	(14,177)			—
Deficit of Predecessor Company as of May 10, 1999 prior to the change in capitalization due to the acquisition	$(2,129)	1,000	$0	1,000	$0					$2	$12,900	$(15,031)	$0

Successor:
Initial capitalization of Company in conjunction with the acquisition	$157,313					—	$0	38,999,100	$390		$156,923	$0	$0
Comprehensive income:
Net income for the period May 11 to December 31, 1999	4,122											4,122
Unrealized losses on available for sale securities, net of taxes of $51	(88)												(88)

Comprehensive income	4,034
Capital contribution by USA related to the payment of contingent purchased price	25,000										25,000
Dividend to USA	(40,000)										(40,000)

Balance at December 31, 1999	146,347					—	0	38,999,100	390		141,923	4,122	(88)
Comprehensive income:
Net income	10,832											10,832
Unrealized gain on available for sale securities, net of taxes of $77	165												165

Comprehensive income	10,997
Issuance of common stock in connection with acquisition of predecessor	159,998					9,999,900	100		—		159,898	—	—
Proceeds from issuance of common stock, net of issuance cost of $9,302	90,061					6,210,000	62		—		89,999	—	—
Issuance of stock warrants to Internet affiliates	17,708						—		—		17,708	—	—
Capital contribution by USA related to the payment of contingent purchase price	58,484					—	—				58,484	—	—
Issuance of common stock upon exercise of options	401					25,000	1		—		400	—	—

				HRN Marketing Common Stock
		TMF Common Stock								TMF and Marketing Additional Paid-In Capital
	Total Stockholders' Equity (Deficit)					Class A Common Stock		Class B Common Stock					Accumulated Other Comprehensive Income (Loss)
											Additional Paid-In Capital
												Retained Earnings
		Shares	$	Shares	$	Shares	$	Shares	$

Income tax benefit related to stock options exercised	199										199

Balance at December 31, 2000	484,195					16,234,900	163	38,999,100	390		468,611	14,954	77
Comprehensive income:
Net income	12,907											12,907
Unrealized loss on available for sale securities, net of tax benefit of $49	(78)												(78)

Comprehensive income	12,829
Issuance of common stock upon exercise of warrants	—					1,473,937	15				(15)
Issuance of stock warrants to Internet affiliates	32,684										32,684
Capital contribution by USA	546										546
Issuance of common stock upon exercise of options	7,598					429,615	4				7,594
Income tax benefit related to stock options exercised	4,036										4,036

Balance at December 31, 2001	$541,888					18,138,452	$182	38,999,100	$390		$513,456	$27,861	$(1)

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share data)

	Company			Predecessor

			Period	Period
			May 11 to	January 1 to
	Year Ended December 31,		December 31,	May 10,

	2001	2000	1999	1999

Cash flows from operating activities:
Net income (loss)	$12,907	$10,832	$4,122	$(13,863)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,268	725	340	119
Amortization of goodwill	46,394	38,490	12,897	—
Non-cash deferred distribution and marketing costs	16,976	4,260	—	—
Gain on marketable securities	—	—	—	(471)
Non-cash compensation charge	—	—	—	12,900
Deferred income taxes	4,416	(5,077)	(1,587)	—
Changes in current assets and liabilities, net of acquisitions:
Restricted cash equivalents	(7,086)	(21)	(2,000)	—
Accounts and notes receivable	(1,623)	(3,097)	(1,340)	20
Prepaid hotel rooms	263	(688)	(418)	(179)
Accounts payable, trade	22,047	14,082	4,759	7,123
Deferred revenue	5,972	14,774	(2,846)	11,994
Income tax payable	(5,331)	3,108	—	—
Income tax benefit upon exercise of employee stock options	4,036	199	—	—
Due to USA, net	(698)	2,177	—	—
Other accrued liabilities	4,773	3,674	6,990	(371)
Other current assets	(2,353)	(1,355)	(478)	(49)

Net cash provided by operating activities	102,961	82,083	20,439	17,223
Cash flows from investing activities:
Acquisitions, net of cash acquired	(54,129)	(5,000)	(157,985)	—
Capital expenditures	(4,840)	(2,861)	(1,092)	(222)
Purchase of intellectual property	(11,115)	—	—	—
Net purchases of marketable securities	(47,295)	(113,343)	(1,500)	(8,434)
Investment in TravelNow.com	—	(3,240)	—	—
Proceeds from sale of marketable securities	—	—	996	11,631
Other, net	52	4	(238)	31

Net cash (used in) provided by investing activities	(117,327)	(124,440)	(159,819)	3,006
Cash flows from financing activities:
Net proceeds from issuance of stock	—	90,461	—	—
Net proceeds from exercise of stock options	7,598	—	—	—
Capital contribution by USA	—	—	182,313	—
Dividend distribution to USA	—	—	(40,000)	—

Net cash provided by financing activities	7,598	90,461	142,313	—

Net increase (decrease) in cash and cash equivalents	(6,768)	48,104	2,933	20,229
Cash and cash equivalents at beginning of period	51,037	2,933	—	4,964

Cash and cash equivalents at end of period	$44,269	$51,037	$2,933	$25,193

Supplemental Cash Flow Information:
Cash paid for interest	$—	$35	$—	$—

Cash paid for income taxes	$8,095	$8,651	$—	$—

Supplemental Disclosure of Non Cash Financing Information:
Contribution by USA of television advertising	$546	$—	$—	$—

Contribution by USA to fund purchase price liability	$—	$58,484	$—	$—

Issuance of warrants	$32,684	$17,708	$—	$—

The accompanying notes are an integral part of these statements.

HOTEL RESERVATIONS NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

          Hotel Reservations Network, Inc. (“Hotel Reservations Network” or the “Company”), a subsidiary of USA Networks, Inc. (“USA”), is a leading consolidator of hotel and other lodging accommodations for resale in the consumer market in North America, the Caribbean, Western Europe and Asia. On May 10, 1999, Hotel Reservations Network, Inc. acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. (“TMF”) and HRN Marketing Corp. (“Marketing”) (the “Acquisition”), which operated Hotel Reservations Network services. TMF and Marketing are the Company’s predecessors (“Predecessors”). Until its acquisition by Hotel Reservations Network Inc., TMF operated the Hotel Reservations Network. Marketing, which was formed on August 17, 1998 and commenced operations in October 1998, specialized in Internet marketing and provided, on a contract basis, marketing, advertising, promotional activities and public relations to TMF.

          On February 25, 2000, the Company completed an initial public offering of 6,210,000 shares of class A common stock. See Note 3 for further discussion.

Recapitalization

          In conjunction with the Company’s initial public offering, the Company authorized capital of 600,000,000 shares of class A common stock, 150,000,000 shares of class B common stock and 20,000,000 shares of preferred stock. Holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to 15 votes per share. USA was issued 38,999,100 shares of class B common stock in exchange for its equity interests.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

          For merchant revenues, charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as revenue at the conclusion of the customer’s stay at the hotel. For agent revenues, HRN recognizes commission revenues at the conclusion of the customer’s stay at the hotel.

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

Cash Equivalents

          Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper, U.S. Treasury Securities, U.S. Government agencies and certificates of deposit with original maturities of less than three months when purchased.

Marketable Securities

          All marketable debt and equity securities are classified as available for sale and are carried at fair value. Unrealized gains and losses, net of related income tax, are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses on the sale of investments are based upon the specific-identification method and are included in the statements of operations.

Financial Instruments

          The carrying value of all financial instruments other than marketable securities, approximates their fair value due to the short maturity of the respective instruments.

Concentrations

          The Company’s cash and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies, and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

          In January 2000, the Company entered into a long term distribution and marketing agreement with Travelocity, pursuant to which Travelocity markets our hotels and other lodging accommodations on its website and in return is paid a commission based upon the revenue generated for the Company. The term of the agreement expires in July 31, 2005. During the years 2001 and 2000, 15.6% and 9.1%, respectively, of the Company’s total revenue was derived through the agreement. The Company expects the proportion of its total revenue derived through the Travelocity agreement to increase very slightly or stabilize 2002 compared to 2001, and then to decline in subsequent years.

Prepaid Hotel Rooms

          Prepaid hotel rooms are carried at cost and are charged to expense at the conclusion of the customer’s stay at the hotel. Management reviews the carrying value of prepaid hotel rooms and provides adjustment for impairment, if necessary. As of December 31, 2001 no adjustment was necessary.

Property and Equipment

          Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

          Depreciation and amortization is recorded on a straight-line basis over the assets’ estimated service lives, as follows:

Asset Category	Depreciation/Amortization Period

Computer equipment and software	3 to 5 years
Leasehold improvements	4 to 7 years
Furniture and other equipment	3 to 10 years
Intellectual property	5 to 15 years

Long-Lived Assets Including Intangibles

          Goodwill and other intangible assets are amortized using the straight-line method over their estimated period of benefit. Goodwill is amortized over a period of 10 years while intangible assets are amortized over a period ranging from one to 10 years. The Company reviews the carrying value of long-lived assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows of the assets, the carrying value is reduced to its estimated fair value. No indicators of impairment were noted in 2001, 2000 and 1999. See below under “New Accounting Pronouncements” for further information related to goodwill and other intangible assets.

Advertising

          Advertising expense, excluding non-cash distribution and marketing costs, for the years ended December 31, 2001 and 2000 was $10.6 million and $8.4 million, respectively. Advertising expense for the period January 1 to May 10, 1999 and the period May 11 to December 31, 1999 was $1.4 million and $5.2 million, respectively.

          The Company capitalizes costs paid for advertising to specific target audiences on third party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no more than three months, which approximates the period over which the revenue is earned. As of December 31, 2001 and 2000, capitalized advertising was $198,000 and $193,000, respectively. Other advertising costs are expensed in the period incurred.

Income Taxes

          Subsequent to its Initial Public Offering in February 2000, the Company files its federal and state income tax returns on a stand-alone basis. The Company’s income for the period May 11, 1999 through February 2000 is included in USA’s consolidated income tax returns. The Predecessor to the Company elected to be taxed as an S corporation for Federal income tax purposes and thus generally did not pay federal income taxes.

          The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled on a stand-alone basis. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. No valuation allowance has been established at December 31, 2001 or 2000.

Earnings Per Share

          The Company computes basic earnings per share based on the weighted average number of common shares outstanding, and diluted earnings per share based on the weighted average number of common shares and all dilutive potential common shares outstanding.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

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

New Accounting Pronouncement

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations effective for business combinations after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Although it has not completed its assessment, the Company does not anticipate any impairment write-off upon adoption. Application of the non-amortization provisions of the statement is expected to result in a reduction of annual amortization expense by approximately $47.2 million per year. The new rules on business combinations do not have any impact on the Company.

Reclassifications

          Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

NOTE 3 — BUSINESS ACQUISITION

          In December 2000, the Company agreed to acquire 1,080,000 shares for $3.2 million ($3 per share), representing a 9.86% interest in TravelNow.com Inc. (TravelNow), a leading Internet travel site with one of the largest travel affiliate programs on the Web. On January 3, 2001, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire all of the remaining outstanding shares of TravelNow for $4.16 per share in cash, as well as certain other contractual payments in the transaction. The acquisition was consummated on February 16, 2001, and TravelNow became a wholly owned subsidiary of the Company. The total purchase price, net of cash acquired, including acquisition expense, was approximately $47.8 million and was accounted for as a purchase. The resulting $47.8 million of goodwill is being amortized over a life of 10 years. (See Note 2.)

          In connection with the acquisition, the following assets were acquired and liabilities were assumed (in thousands):

Accounts receivable, net	$903
Other current assets	119
Fixed assets	1,408
Accounts payable	1,097
Accrued expenses	909
Deferred revenue	486

          Also during 2001, the Company acquired two other companies in the travel business. The total purchase price for these two acquisitions, net of cash acquired was $7.8 million, of which $1.5 million is payable at a future date.

          On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. and HRN Marketing Corp., which operated the Hotel Reservations Network service. The total purchase price paid through December 31, 2000 is $406 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000, and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company’s obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering. The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $406.3 million is being amortized over a life of ten years. (See Note 2)

NOTE 4 — MARKETABLE SECURITIES – AVAILABLE FOR SALE

          Investments in marketable securities-available for sale at December 31, 2001 consist of the following (in thousands):

		Pre-tax	Pre-tax
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

U.S. government securities	$142,250	$203	$(217)	$142,236
Commercial paper	983	12	—	995
Non U.S. government securities and other fixed term obligations	22,350	—	—	22,350

Total marketable securities	$165,583	$215	$(217)	$165,581

Total marketable securities have an aggregate face value of $164,280. The contractual maturities of marketable securities were as follows (in thousands):

Face Value

Due in 1 year or less	$60,465
Due in 1 to 2 years	6,680
Due in 2 to 5 years	22,840
Due in over 5 years	74,295

Total investment in debt securities	$164,280

          Available-for-sale investments at December 31, 2000 were as follows (in thousands):

		Pre-tax	Pre-tax
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U.S. government securities	$31,051	$117	$(11)	$31,157
Commercial paper	77,061	—	—	77,061
Certificates of deposit	10,175	20	—	10,195

Total marketable securities	$118,287	$137	$(11)	$118,413

During 2001, the Company did not have any realized gains or losses on its investments.

NOTE 5 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

          In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering, the Company issued warrants to third-party affiliated websites to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the twelve months ended December 31, 2001 and 2000, the Company amortized $4.3 million and $4.2 million of the warrant costs, respectively.

          In addition, upon completion of the Company’s initial public offering and in connection with an affiliation and marketing agreement, the Company issued a performance warrant to acquire up to 2,447,955 shares of the Company’s class A common stock to Travelocity, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the Company entered into an amendment to the affiliation agreement with Travelocity to extend the term of the agreement through July 31, 2005, and to broaden and expand the affiliation relationship. In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $4.96 million was amortized during the twelve-month period ending December 31, 2001. The asset is being amortized ratably over the remaining term of the affiliation agreement. Through December 31, 2001, 264,745 of the remaining shares underlying the performance warrant had vested and become exercisable, and the Company has recorded an aggregate of $6.40 million of additional non—cash deferred distribution and marketing expense based upon the fair market value of such shares. The Company will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

          In November 2000, the Company entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the twelve months ended December 31, 2001 and 2000, the Company amortized $0.74 million and $0.07 million of the warrant costs, respectively. In addition, the Company agreed under the terms of the affiliation agreement to issue additional warrants to purchase up to 985,369 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2001 and 2000.

          In March 2001, the Company entered into another exclusive affiliate distribution and marketing agreement and agreed to issue warrants to purchase up to 2,122,726 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the year ended December 31, 2001.

          As of December 31, 2001, 263,817 of the non-performance warrants to purchase class A common shares issued to the affiliates remained unexercised.

NOTE 6 — INCOME TAXES

          A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended December 31 is shown as follows (in thousands):

	2001	2000	1999

Income tax expense at the federal statutory rate of 35% in 2001 and 2000 and 34% in 1999	$8,443	$6,165	$2,225
State income taxes, net of effect of federal tax benefit	522	617	196

Non-deductible goodwill	5,242	—	—
Investment income from tax-exempt securities	(1,149)	—	—
Warrant exercises	(1,695)	—	—
Other	(146)	—	—
Income tax expense	$11,217	$6,782	$2,421

          The components of income tax expense are as follows:

	2001	2000	1999

Current income tax expense (benefit):
Federal	$6,182	$10,781	$3,520
State	619	1,078	488

Current income tax expense	6,801	11,859	4,008
Deferred income tax expense (benefit):
Federal	4,015	(4,616)	(1,393)
State	401	(461)	(194)

Deferred income tax expense (benefit)	4,416	(5,077)	(1,587)

Total net income tax expense	$11,217	$6,782	$2,421

          The net deferred tax asset of $2.3 million as of December 31, 2001 is related to (a) the tax effects of cumulative temporary differences arising from the amortization of goodwill, which is amortized over 10 years for book purposes and 15 years for tax purposes and (b) the tax effects of cumulative temporary differences arising from the treatment of non-performance warrants issued to affiliates. For tax purposes, warrant expenses are recognized at the time of exercise of warrants, while for book purposes, they are expensed over the life of the affiliate agreement. The effective tax rate is 46.5%, which reflects the federal statutory rate and applicable state income tax rates.

          The Company’s effective tax rate has increased to 46.5% for the twelve months ended December 31, 2001 as a result of (a) a decrease in estimated value of goodwill for income tax purposes determined in the third quarter associated with restricted shares of class A common stock issued to the sellers of our predecessor business immediately prior to our initial public offering, (b) non-deductibility of goodwill from the TravelNow acquisition, (c) the exemption of municipal security income from federal income taxes, and (d) the difference between the gain earned by warrant holders upon exercise and the fair value of the warrants upon issuance.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

          The Company leases office space and equipment used in connection with its operations under various operating leases. Future minimum payments under these non-cancelable agreements total $3.7 million and are $1.6 million, $0.8 million, $0.3 million, $0.3 million, $0.2 million and $0.5 million in the years 2002, 2003, 2004, 2005, 2006 and thereafter, respectively. Expenses charged to operations under these leases were $1.7 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively and $0.1 million and $0.4 million for the period from January 1 to May 10, 1999 and the period May 11 to December 31, 1999, respectively.

          At December 31, 2001, the Company has $6.7 million of outstanding letters of credit that expire between March 2002 and March 2003. The outstanding letters of credit are collateralized by $7.6 million of restricted cash equivalents.

          As of December 31, 2001, the Company has non-cancelable commitments for hotel rooms totaling $3.2 million, which relate to the period January 1, 2002 to December 31, 2002. Furthermore, the Company has non-cancelable commitments under advertising contracts with third party Internet websites totaling $3.3 million as of December 31, 2001.

NOTE 8 — LITIGATION

          In the ordinary course of business, the Company is engaged in various lawsuits; however, the Company is not currently involved in any material legal proceedings. In the opinion of management, the ultimate outcome of the various lawsuits should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 9 — RELATED PARTY TRANSACTIONS

          During the year, USA contributed $0.5 million of television advertising for which the Company paid no consideration. This amount is recorded as a non-cash distribution and marketing expense.

          The Company has arrangements with Ticketmaster LLC (“Ticketmaster”), a subsidiary of USA, that allows Ticketmaster to sell hotel rooms to their customers. Furthermore, the Company entered into an arrangement with Ticketmaster and Precision Response Corporation (“PRC”) for outsourced call center services. For the year ended December 31, 2001, the Company incurred fees of $1.9 million under the arrangements with Ticketmaster. For the year ended December 31, 2000, the Company incurred fees of $0.3 million and $1.5 million under the arrangements with Ticketmaster and PRC, respectively. For the period May 11 to December 31, 1999, the Company incurred fees of $0.09 million under its arrangements with Ticketmaster.

          The Company entered into an arrangement with Ticketmaster which operates the CitySearch.com website. Under the arrangement, Ticketmaster will market the Company’s hotel products via the Internet in return for (1) links from the Company’s websites and newsletters to the CitySearch.com and Ticketmaster.com websites and (2) a 5% commission on the gross revenues generated from rooms booked through the CitySearch.com site. The commission paid to Ticketmaster for the years ended December 31, 2001 and 2000 was $0.02 million, respectively.

NOTE 10 — NON-RECURRING ACQUISITION RELATED COSTS

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

NOTE 11 — EMPLOYEE BENEFITS

401(k) Savings Plan

          The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the “Plan”) covering substantially all full-time employees. The Company’s share of the matching employer contributions is set at the discretion of management. The expense for the Plan was $41,000 and $24,000 for the years ended December 31, 2001 and 2000, respectively. For the period January 1 to May 10, 1999 and for the period May 11 to December 31, 1999 the expense was $6,000 and $11,000, respectively.

Stock Option Plan

          In February 2000, the Board of Directors of the Company adopted the following stock option plans:

          A total of 5,400,000 shares of class A common stock was reserved for issuance under the 2000 Stock Plan (the “Stock Option Plan”) for the grants of incentive stock options to employees, including officers and employee directors, and for grants of non-statutory stock options and stock purchase rights, or SPRs, to employees, directors and consultants, and employees of affiliates. Unless terminated sooner, the Stock Option Plan will terminate automatically on February 21, 2010.

          A total of 100,000 shares of class A common stock was reserved for issuance under the Directors Stock Option Plan. The Directors’ Stock Option Plan provides for the grant of non-statutory stock options to members of the Board of Directors who were not, at the time of grant, employees of the Company and/or any of our affiliates. Unless terminated sooner, the plan will terminate automatically on February 21, 2010. Under the plan, as amended, options to purchase 15,000 shares of class A common stock will be automatically granted upon a director’s election to office, and thereafter an additional 10,000 shares will be granted annually on the date of the annual meeting of stockholders of the Company.

          For both Plans, the option exercise price is the fair market value at the date of grant. Options granted generally vest over four years and expire ten years from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

			Weighted Average
	Shares	Price Range	Exercise Price

Outstanding at January 1, 2000
Granted	2,150,117	$15.50-$39.00	$19.87
Exercised	(25,000)	$16.00	$16.00
Cancelled	(306,218)	$16.00-$31.88	$18.15

Outstanding at December 31, 2000	1,818,899	$16.00-$39.00	$20.21
Granted	1,794,154	$20.06-$44.03	$31.63
Exercised	(429,615)	$15.50-$34.88	$17.69
Cancelled	(485,615)	$16.00-$44.03	$29.20

Outstanding at December 31, 2001	2,697,823	$15.50-$44.03	$26.59

          The weighted average fair value of options granted during the year was $25.79.

	December 31, 2001

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	at	Remaining	Exercise	at	Exercise
Exercise Price	December 31, 2001	Contractual Life	Price	December 31, 2001	Price

$13.21-$17.61	891,946	7.8	$15.96	180,026	$16.00
$17.61-$22.02	137,857	9.1	$20.13	7,375	$20.38
$22.02-$26.42	634,978	9.0	$24.73	—	—
$26.42-$30.82	77,376	8.5	$29.74	19,691	$29.74
$30.82-$35.22	338,538	8.7	$33.00	40,904	$33.01
$35.22-$39.63	280,000	9.2	$38.20	56,248	$38.39
$39.63-$44.03	337,128	8.6	$44.03	—	—

	December 31, 2000

	Outstanding	Weighted Average
Range of	at	Remaining	Weighted Average
Exercise Price	December 31, 2000	Contractual Life	Exercise Price

$15.50-$19.50	1,344,353	8.9	$15.96
$19.51-$27.30	54,408	9.2	$20.38
$27.31-$31.20	99,938	9.0	$29.75
$31.21-$35.10	220,200	9.4	$33.24
$35.11-$39.00	100,000	9.7	$39.00

	1,818,899	9.1	$20.21

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

          Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted during the years ended December 31, 2001 and 2000 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. For 2001, the fair value of the Company’s stock-based awards to employees was estimated assuming expected average option life of 5 years, expected volatility of 100%, an average risk-free interest rate of 4.1308% and no payment of dividends. For 2000, the fair value of the Company’s stock-based awards to employees was estimated assuming expected average option life of 5 years, expected volatility of 100%, a risk-free interest rate ranging from 5.77% to 6.65% and no payment of dividends.

          For pro forma purposes, the estimated fair value of the Company’s options is amortized over the vesting period for options. The Company’s pro forma information follows (in thousands expect for income per share information):

	2001	2000

Pro forma net income	$9,502	$8,509
Pro forma basic and diluted earnings per share	$0.17	$0.16

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 12 — EARNINGS PER SHARE DATA

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Common equivalent shares of 697,128 and 416,758 were excluded from the computation for the years ended December 31, 2001 and 2000, respectively, as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

			Period	Period
			May 11, to	January 1 to
	Year Ended December 31,		December 31,	May 10,

	2001	2000	1999	1999

				(Pro Forma)
Numerator:
Net income (loss)	$12,907	$10,832	$4,122	$(8,734)

Denominator:
Denominator for basic income per share — weighted average shares outstanding	56,260	52,774	38,999	38,999
Employee stock options and stock warrants	1,083	806	—	—

Denominator for diluted income (loss) per share — adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	57,343	53,580	38,999	38,999

Basic income (loss) per share	$0.23	$0.21	$0.11	$(0.22)

Diluted income (loss) per share	$0.23	$0.20	$0.11	$(0.22)

NOTE 13 — SELECTED QUARTERLY RESULTS (UNAUDITED)

	Year Ended December 31, 2001

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share data)
Net revenues	$141,668	$151,241	$138,302	$105,286
Operating profit	5,238	5,895	4,083	595
Net Income (loss)	4,805	1,606	4,650	1,846
Basic earnings per common share(a)	$0.08	$0.03	$0.08	$0.03
Diluted earnings per common share(a)	$0.08	$0.03	$0.08	$0.03

	Year Ended December 31, 2000

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share data)
Net revenues	$100,014	$94,618	$78,082	$55,263
Operating profit	5,515	1,900	885	866
Net Income (loss)	5,153	2,764	1,750	1,165
Basic earnings per common share(a)	$0.09	$0.05	$0.03	$0.03
Diluted earnings per common share	$0.09	$0.05	$0.03	$0.03

(a)	Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

PART III

          The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to HRN’s definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

          Information relating to directors and executive officers of HRN is set forth in the section entitled “Item 1—Election of Directors and Management Information” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

          Information regarding compensation of officers and directors of HRN is set forth in the section entitled “Executive Compensation” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          Information regarding ownership of HRN’s class A common stock and class B common stock is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

          Information regarding certain relationships and related transactions with HRN is set forth in the section entitled “Certain Relationships and Related Party Transactions” in the 2002 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report

(1)	Financial Statements included in Part II of this report.

Page

Hotel Reservations Network, Inc.

Reports of Independent Auditors	27
Consolidated Balance Sheets at December 31, 2001 and 2000	29
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	30
Combined Statement of Operations of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	31
Combined Statement of Stockholders’ Deficit of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	31
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from May 11 to December 31, 1999	33
Combined Statement of Cash Flows of TMF, Inc. (d/b/a Hotel Reservations Network) and HRN Marketing Corp. (Predecessor) for the period from January 1 to May 10, 1999	33
Notes to Financial Statements	34

(3)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

3.2	Form of Restated Bylaws (filed as Exhibit 3.3 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

4.1	Specimen class A common stock certificate (filed as Exhibit 4.1 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.1	Assumption Agreement between Hotel Reservations Network, Inc. and USA Networks, Inc. (filed as Exhibit 10.1 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.2	Tax Sharing Agreement between Hotel Reservations Network, Inc. and USA Networks, Inc. (filed as Exhibit 10.2 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.3	2000 Stock Option Plan (filed as Exhibit 10.3 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.4	Directors’ Stock Option Plan (filed as Exhibit 10.4 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.5	Amended and Restated Asset Purchase Agreement by and among Hotel Reservations Network, Inc., USA Networks, Inc., TMF, Inc., HRN Marketing Corp., David Litman and Robert Diener (filed as Exhibit 10.5 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.6	Employment Agreement with Sandra D’Arcy (filed as Exhibit 10.9 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.7	Employment Agreement with Mel Robinson (filed as Exhibit 10.1 to HRN’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference).

21.1	Subsidiaries of HRN

23.1	Consent of Ernst & Young LLP

(b)	Reports on Form 8-K

          (1)  HRN furnished a Current Report on Form 8-K dated October 22, 2001 (Item 9) which reported HRN’s financial results for the third quarter of 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Hotel Reservations Network, Inc.

/s/ David Litman David Litman, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Signatures	Title	Date

/s/ David Litman David Litman	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ Robert Diener Robert Diener	President and Director	March 28, 2002

/s/ Mel Robinson Mel Robinson	Chief Financial and Strategic Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ Beverly Harms Beverly Harms	Director	March 28, 2002

/s/ Victor A. Kaufman Victor A. Kaufman	Director	March 28, 2002

/s/ Dara Khosrowshahi Dara Khosrowshahi	Director	March 28, 2002

/s/ Jon Miller Jon Miller	Director	March 28, 2002

/s/ Eli Segal Eli Segal	Director	March 28, 2002

/s/ Julius Genachowski Julius Genachowski	Director	March 28, 2002

/s/ Dan Marriott Dan Marriott	Director	March 28, 2002

/s/ Elan J. Blutinger Elan J. Blutinger	Director	March 28, 2002

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.2 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

3.2	Form of Restated Bylaws (filed as Exhibit 3.3 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

4.1	Specimen class A common stock certificate (filed as Exhibit 4.1 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.1	Assumption Agreement between Hotel Reservations Network, Inc. and USA Networks, Inc. (filed as Exhibit 10.1 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.2	Tax Sharing Agreement between Hotel Reservations Network, Inc. and USA Networks, Inc. (filed as Exhibit 10.2 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.3	2000 Stock Option Plan (filed as Exhibit 10.3 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.4	Directors’ Stock Option Plan (filed as Exhibit 10.4 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.5	Amended and Restated Asset Purchase Agreement by and among Hotel Reservations Network, Inc., USA Networks, Inc., TMF, Inc., HRN Marketing Corp., David Litman and Robert Diener (filed as Exhibit 10.5 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.6	Employment Agreement with Sandra D’Arcy (filed as Exhibit 10.9 to HRN’s Registration Statement on Form S-1 (Registration No. 333-90601), and incorporated herein by reference).

10.7	Employment Agreement with Mel Robinson (filed as Exhibit 10.1 to HRN’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and incorporated herein by reference).

21.1	Subsidiaries of HRN

23.1	Consent of Ernst & Young LLP