Form 10-Q
period 2002-03-31
HOTELS COM
filed 2002-05-15
CIK 1098322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

(Mark One)

[x]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2002

OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from to

COMMISSION FILE NUMBER: 0-29575

HOTELS.COM
(Exact name of registrant as specified in its charter)

DELAWARE	75-2817683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8140 Walnut Hill Lane
Suite 800
Dallas, Texas 75231
(Address of principal executive offices)

214-361-7311
(Registrant’s telephone number, including area code)

Hotel Reservations Network, Inc.
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

Yes [x] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2002.

Class
Class A Common Stock	18,548,892
Class B Common Stock	38,999,100

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
PART II — OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-3.1 Restated Certificate of Incorporation

HOTELS.COM
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HOTELS.COM
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$66,540	$44,269
Restricted cash equivalents	12,052	9,107
Marketable securities — available for sale	223,547	165,581
Accounts and notes receivable	11,934	7,096
Prepaid hotel rooms	580	1,363
Current portion of non-cash deferred distribution and marketing costs	9,970	10,195
Deferred income taxes	8,132	4,740
Other current assets	5,539	4,712

Total current assets	338,294	247,063
PROPERTY AND EQUIPMENT
Computer equipment and software	10,310	7,862
Buildings and leasehold improvements	1,005	995
Furniture and other equipment	2,734	2,597

	14,049	11,454
Less accumulated depreciation and amortization	(3,420)	(2,755)

	10,629	8,699
OTHER ASSETS
Goodwill, net of amortization of $97,780 at both March 31, 2002 and December 31, 2001	362,479	362,464
Non-cash deferred distribution and marketing costs	17,184	19,508
Intellectual property, net of amortization of $660 at March 31, 2002 and $371 at December 31, 2001	12,639	10,834
Other assets, net of amortization of $57 at March 31, 2002 and $207 at December 31, 2001	31	8

	$741,256	$648,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$66,831	$53,679
Deferred revenue	82,582	37,679
Income tax payable	2,100	1,736
Intercompany payable	1,984	1,394
Other accrued liabilities	10,589	9,759

Total current liabilities	164,086	104,247
Deferred income taxes	9,036	2,441
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.01 par value; 600,000,000 shares authorized, 18,428,366 shares and 18,138,452 shares outstanding at March 31, 2002 and December 31, 2001, respectively	185	182
Class B common stock, $0.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at March 31, 2002 and 2001	390	390
Additional paid-in capital	527,028	513,456
Accumulated other comprehensive loss	(264)	(1)
Retained earnings	40,795	27,861

Total stockholders’ equity	568,134	541,888

	$741,256	$648,576

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months
	Ended March 31,

	2002	2001

Net revenues	$165,712	$105,286
Operating costs and expenses:
Cost of sales	113,397	73,714
Selling, general and administrative	26,521	15,750
Non-cash distribution and marketing	6,072	3,931
Amortization of goodwill	—	11,000
Depreciation and other amortization	954	296

Total operating costs and expenses	146,944	104,691

Operating profit	18,768	595
Other income:
Interest	1,131	2,657

Income before income tax expense	19,899	3,252
Income tax expense	6,965	1,406

Net income	$12,934	$1,846

Basic earnings per common share	$0.22	$0.03

Diluted earnings per common share	$0.22	$0.03

Weighted average number of basic common shares outstanding	57,531	55,404

Weighted average number of diluted common shares outstanding	58,445	56,595

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

				Additional	Accumulated Other
		Class A	Class B	Paid-In	Comprehensive	Retained
	Total	Common Stock	Common Stock	Capital	Income (Loss)	Earnings

Balance at January 1, 2002	$541,888	$182	$390	$513,456	$(1)	$27,861
Comprehensive income:
Net income for the three months ended March 31, 2002	12,934					12,934
Accumulated other comprehensive loss, net of taxes of $142	(263)				(263)

Comprehensive income	12,671
Issuance of common stock upon exercise of warrants	2,662			2,662
Issuance of common stock upon exercise of options	6,806	3		6,803
Income tax benefit related to stock options exercised	3,246			3,246
Contribution from USA	861			861

Balance at March 31, 2002	$568,134	$185	$390	$527,028	$(264)	$40,795

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Three Months
	Ended March 31,

	2002	2001

Cash flow from operating activities:
Net income	$12,934	$1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954	296
Amortization of goodwill	—	11,000
Non-cash deferred distribution and marketing costs	6,072	3,931
Deferred income taxes	3,203	(1,400)
Income tax benefit upon exercise of employee stock options	3,246	99
Changes in current assets and liabilities, net of acquisitions:
Restricted cash equivalents	(2,945)	1,435
Accounts and notes receivable	(4,838)	(1,701)
Prepaid hotel rooms	783	(294)
Other current assets	(827)	(119)
Accounts payable, trade	13,152	17,902
Deferred revenue	44,903	25,950
Income tax payable	506	1,133
Intercompany	590	227
Other accrued liabilities	830	204

Net cash provided by operating activities	78,563	60,509
Cash flow from investing activities:
Acquisitions, net of cash acquired	(15)	(47,541)
Capital expenditures	(2,595)	(418)
Purchase of intellectual property	(2,094)	—
Net purchases of marketable securities	(58,371)	—
Proceeds from sale of marketable securities	—	39,673
Other, net	(23)	(3)

Net cash used in investing activities	(63,098)	(8,289)
Cash flow from financing activities:
Net proceeds from exercise of stock options	6,806	357

Net cash provided by financing activities	6,806	357

Net increase in cash and cash equivalents	22,271	52,577
Cash and cash equivalents at beginning of period	44,269	51,037

Cash and cash equivalents at end of period	$66,540	$103,614

Supplemental cash flow information:
Cash paid for income taxes	$11	$1,550

Supplemental disclosure of non cash financing information:
Contribution by USA of television advertising	$861	$—

Issuance of warrants	$2,662	$28,341

The accompanying notes are an integral part of these statements.

HOTELS.COM
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, RECAPITALIZATION, BASIS OF PRESENTATION AND SIGNIFICANT
ACCOUNTING POLICIES

Organization

     Hotels.com (the “Company”), formerly known as Hotel Reservations Network, Inc., is a leading consolidator of discount hotel and other lodging accommodations for resale in the consumer market in North America, the Caribbean, Western Europe and Asia. Effective April 24, 2002, the Company changed its name from Hotel Reservations Network, Inc. to Hotels.com. The Company is a subsidiary of USA Interactive, formerly known as USA Networks, Inc. (“USA”).

Basis of Presentation

     In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2001 consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Advertising

     Advertising expense for the three-month periods ending March 31, 2002 and 2001 was $4.6 and $2.5 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third-party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of March 31, 2002, capitalized advertising is $0.9 million. Other advertising costs are expensed in the period incurred.

Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” whereby the Company does not amortize goodwill, but is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

     Had this statement been effective January 1, 2001, the Company’s pre-tax income, net income and diluted earnings per share for the three months ending March 31, 2001 would have been $14.3 million, $8.8 million and $0.15, respectively.

NOTE 2 — MARKETABLE SECURITIES AVAILABLE FOR SALE

     Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $223.9 million and aggregate market value of $223.5 million resulting in a pre-tax unrealized loss of $0.4 million. The cumulative unrealized loss of $0.4 million is shown as a component of comprehensive income net of income tax benefits of $0.14 million. These investments have maturity dates generally less than one year.

NOTE 3 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering in February 2000, the Company issued warrants to third-party affiliated websites to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the three months ended March 31, 2002 and 2001, the Company amortized $0.9 million and $1.2 million of the warrant costs, respectively.

     In addition, upon completion of the Company’s initial public offering and in connection with an affiliation and marketing agreement, the Company issued a performance warrant to acquire up to 2,447,955 shares of the Company’s class A common stock to an affiliate, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the Company entered into an amendment to the affiliation agreement with such affiliate to extend the term of the agreement through July 31, 2005, and to broaden and expand the affiliation relationship. In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $1.49 million was amortized during the three-month period ending March 31, 2002. The asset is being amortized ratably over the remaining term of the affiliation agreement. Through March 31, 2002, 326,394 of the remaining shares underlying the performance warrant had vested and become exercisable, and the Company has recorded an aggregate of $9.03 million of additional non—cash deferred distribution and marketing expense based upon the fair market value of such shares, of which $2.7 million was recorded as expense in the three month period ended March 31, 2002, and the balance of which was recorded in prior periods. The Company will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

     In November 2000, the Company entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the three months ended March 31, 2002 and 2001, the Company amortized $0.2 million of the warrant costs, respectively. In addition, the Company agreed under the terms of the affiliation agreement to issue additional warrants to purchase up to 635,722 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the three months ended March 31, 2002 and 2001.

     In March 2001, the Company entered into another exclusive affiliate distribution and marketing agreement and agreed to issue warrants to purchase up to 1,698,180 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the three months ended March 31, 2002.

     As of March 31, 2002, 128,395 of the fully vested non-performance warrants to purchase class A common shares issued to all of the affiliates described above remained unexercised.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gain (losses) on marketable securities available for sale, net of the related tax impact.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our company is a leading provider of discount hotel accommodations and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call center. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At March 31, 2002, we had room supply agreements with over 6,000 lodging properties in 218 major markets in North America, the Caribbean, Western Europe and Asia. Our websites feature traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

Revenues

     For the three months ended March 31, 2002, the Company generated revenues of $165.7 million, an increase of 57.4% over the $105.3 million of revenues generated in the same period in 2001. The increase for the quarter was primarily attributable to the growth in online travel and lodging bookings. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 40 new markets during the quarter, reaching a total of 218 compared to 135 at March 31, 2001, representing a 61% increase. Revenues also increased as a result of the expansion of our affiliate program. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Sales from affiliate websites accounted for approximately 64.3% of the total revenues for the quarter compared to 63.5% during the same period in 2001. Revenues derived through our agreement with Travelocity, our largest affiliate, accounted for 16.1% of our total revenues for the three month period ended March 31, 2002.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 65.7% to $52.3 million in the first quarter of 2002 from $31.6 million in the first quarter of 2001. Gross profit margin for the three months ended March 31, 2002 increased to 31.6% from 30.0% for the prior year period. The increase in gross profit margin is partially attributed to the inclusion of TravelNow.com’s net commission revenue with no corresponding cost of sales.

Selling, General and Administrative Costs

     Selling, general and administrative costs consist primarily of (1) compensation for personnel, (2) affiliate commissions, (3) credit card fees, (4) advertising and promotion, (5) telecommunications, and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 68.4% for the quarter ended March 31, 2002 over the same period in 2001. As a percentage of net revenues, selling, general and administrative costs for the three months ended March 31, 2002 increased to 16.0% from 15.0% for the same period in 2001.

     The increase in selling, general and administrative was due to an increase in advertising costs, including costs associated with the launch of the new hotels.com website, and an increase in personnel costs as a percentage of revenues due to additional staffing levels related to current and anticipated future growth. The increase in selling, general and administrative costs as a percentage of net revenues for the quarter was also the result of an increase in average commission rates.

Non-Cash Distribution and Marketing

     Non-cash distribution and marketing costs increased to $6.0 million for the three months ended March 31, 2002 compared to $3.9 million in the prior year period. For the quarter ended March 31, 2002, non-cash distribution and marketing costs included $0.9 million of advertising costs for which we paid no cash consideration. This amount was contributed by USA and was recorded as non-cash distribution and marketing expense at fair value, and a contribution of capital. Non-cash distribution and marketing costs also consist of amortization of the fair value of warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash distribution and marketing costs in 2001 resulted from additional warrants issued in 2000 and 2001, and the vesting of certain performance warrants that occurred in 2002 (see Note 4 — Notes to Unaudited Condensed Consolidated Financial Statements for further details).

Amortization of Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” whereby the Company does not amortize goodwill, but is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

     For the three months ending March 31, 2001, goodwill amortization expense amounted to $11 million.

Adjusted EBITDA

     “Adjusted EBITDA” is defined as operating profit plus depreciation, amortization of intangibles, and non-cash distribution and marketing expense. Adjusted EBITDA is presented here as a management tool and as a valuation methodology for companies in our industry. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA may not be a comparable calculation of similarly titled measures by other companies.

     Adjusted EBITDA increased to $25.8 million for the quarter ended March 31, 2002, a 63% increase from $15.8 million for the prior year period. Adjusted EBITDA as a percentage of net revenues was 15.6% for the quarter ended March 31, 2002, compared to 15.0% for the prior year period. The increase in Adjusted EBITDA as a percentage of net revenues in 2002 was primarily due to a higher gross profit margin partially offset by higher selling, general and administrative expenses as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations through cash generated from operating activities. Our company has historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of March 31, 2002, we had $302.1 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and that predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support our continued growth, both internally and through strategic acquisitions.

     Net cash provided from operating activities was $78.6 million for the three months ending March 31, 2002, compared to $60.5 million for the same period in 2001. Capital expenditures and the purchase of intellectual property were $4.7 million for the three months ended March 31, 2002. As a result of our plan for continued rapid growth, we expect to increase capital expenditures for purchased computer software, internally developed computer software, computer equipment, telecommunications equipment and software, furniture and fixtures, leasehold improvements and intellectual property.

     Our company generates significant cash flow from operations, and cash flow are expected to increase as revenues increase due in part to our billing and payment policies. Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our working capital requirements for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete sizable strategic acquisitions (if any) or other business combinations (if any) in 2002 or beyond.

SEASONALITY

     Our revenues are somewhat influenced by the seasonal nature of holiday travel in the markets we serve, and have historically peaked in the fall. As our business expands into new markets, the impact of seasonality is expected to lessen.

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

     The time at which a forward-looking statement is made should also be included in an appropriate understanding of such statement. In that regard, we do not plan to generally publicly update all prior forward-looking statements and, accordingly, prior forward-looking statements should not be considered to be still applicable simply because we have not made additional comments on those forward-looking statements.

     Other risks, which should be considered in connection with forward-looking statements, are described under the heading “Risk Factors” in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We currently have no floating rate indebtedness and hold no derivative instruments. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates, but this risk is somewhat mitigated by the short-term nature of our investments.

     All of our foreign hotel revenue is denominated in U.S. dollars. We are subject to minimal risk from currency fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the currency of the country where they are located and are paid for by us after collecting for the rooms we sell to our customers. As less than 10% of our revenues are currently derived from hotel and other lodging accommodations in foreign markets, we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2002, the Company sold unregistered securities as follows:

     During the first quarter of 2002, the Company issued an aggregate of 89,000 shares of our Class A common stock upon the exercise of a warrant previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

     On January 4, 2002, the Company issued 35,791 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00.

     The transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as transactions by an issuer not involved in any public offering.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits.

Exhibit
Numbers	Exhibits

3.1*	Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 9, 2002.
3.2**	Restated Bylaws of the Company
4.1**	Specimen Certificate evidencing Common Stock

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.

(b)  Reports on Form 8-K.

     On January 28, 2002, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the fourth quarter of 2001 and for fiscal year 2001.

     On February 25, 2002, the Company furnished information under Item 9 of Form 8-K regarding its presentation prepared February 25, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTELS.COM

Date:	May 15, 2002	By:	/s/ Mel Robinson

Mel Robinson
Chief Financial and Strategic Officer

EXHIBIT INDEX

Exhibit
Numbers	Exhibits

3.1*	Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 9, 2002.
3.2**	Restated Bylaws of the Company
4.1**	Specimen Certificate evidencing Common Stock

*	Filed herewith.

**	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Registration Number 333-90601, and incorporated herein by reference.