Form 10-Q
period 2002-06-30
HOTELS COM
filed 2002-08-14
CIK 1098322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2002

OR

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
Yes       No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2002.

Class

Class A Common Stock	18,729,664
Class B Common Stock	38,999,100

PART I — FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-4.1 Certificate Evidencing Class A Common Stock

HOTELS.COM
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

PART I — FINANCIAL INFORMATION

		Page No.

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2002
	(unaudited) and December 31, 2001	3
	Unaudited Condensed Consolidated Statements of Income for the
	Three and Six Months Ended June 30, 2002 and 2001	4
	Unaudited Condensed Consolidated Statement of Changes in
	Stockholders' Equity for the Six Months Ended June 30, 2002	5
	Unaudited Condensed Consolidated Statements of Cash Flow for
	the Six Months Ended June 30, 2002 and 2001	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Result of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities and Uses of Proceeds	16
Item 4.	Submission of Matter to a Vote of Security Holders	16
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES		18
INDEX TO EXHIBITS		19

PART I — FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HOTELS.COM
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,739	$44,269
Restricted cash equivalents	12,086	9,107
Marketable securities — available for sale	305,289	165,581
Accounts and notes receivable, net of allowance of $128 at June 30, 2002, and $132 at December 31, 2001	14,627	7,096
Prepaid hotel rooms	319	1,363
Current portion of non-cash deferred distribution and marketing costs	9,395	10,195
Deferred income taxes	6,174	4,740
Other	6,869	4,712

Total current assets	389,498	247,063
PROPERTY AND EQUIPMENT
Computer equipment and software	11,111	7,862
Buildings and leasehold improvements	1,075	995
Furniture and other equipment	3,126	2,597

	15,312	11,454
Less accumulated depreciation and amortization	(4,191)	(2,755)

	11,121	8,699
OTHER ASSETS
Goodwill	362,494	362,464
Non-cash deferred distribution and marketing costs, less current portion	15,210	19,508
Intellectual property, net of amortization of $1,160 at June 30, 2002 and $371 at December 31, 2001	22,165	10,834
Other assets	31	8

	$800,519	$648,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$79,485	$53,679
Deferred revenue	93,378	37,679
Income tax payable	11,021	1,736
Intercompany payable	2,654	1,394
Other accrued liabilities	13,757	9,759

Total current liabilities	200,295	104,247
Deferred income taxes	6,806	2,441
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized, 18,729,664 and 18,138,452 shares outstanding at June 30, 2002, and December 31, 2001, respectively	187	182
Class B common stock, $.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at June 30, 2002 and December 31, 2001	390	390
Additional paid-in capital	533,252	513,456
Accumulated other comprehensive loss	(39)	(1)
Retained earnings	59,628	27,861

Total stockholders’ equity	593,418	541,888

	$800,519	$648,576

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net revenues	$229,715	$138,302	$395,428	$243,588
Cost of revenues	161,124	95,349	274,521	169,063

Gross profit	68,591	42,953	120,907	74,525
Operating costs and expenses
Selling, general and administrative	35,737	21,959	62,258	37,709
Non-cash distribution and marketing	4,036	4,733	10,108	8,664
Amortization of goodwill	—	11,783	—	22,783
Depreciation	518	254	950	436
Amortization — other	778	141	1,300	255

Total operating costs and expenses	41,069	38,870	74,616	69,847

Income from operations	27,522	4,083	46,291	4,678
Interest and other income, net	1,520	2,291	2,651	4,948
Loss on disposition of assets	(68)	—	(68)	—

Income before income tax expense	28,974	6,374	48,874	9,626
Income tax expense	10,141	1,724	17,107	3,130

Net income	$18,833	$4,650	$31,767	$6,496

Basic earnings per common share	$0.33	$0.08	$0.55	$0.12

Diluted earnings per common share	$0.32	$0.08	$0.54	$0.11

Weighted average number of shares used to compute basic earnings per common share	57,721	56,385	57,626	55,895

Weighted average number of shares used to compute diluted earnings per common share	58,537	57,418	58,491	57,006

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Class A		Additional	Other
		Common	Class B	Paid-In	Comprehensive	Retained
	Total	Stock	Common Stock	Capital	Income (Loss)	Earnings

Balance at January 1, 2002	$541,888	$182	$390	$513,456	$(1)	$27,861
Comprehensive income:
Net income for the three months ended March 31, 2002	12,934	—	—	—	—	12,934
Other comprehensive loss	(263)				(263)

Comprehensive income	12,671

Net income for the three months ended June 30, 2002	18,833					18,833
Other comprehensive loss	225				225

Comprehensive income	19,058

Issuance of common stock upon exercise of warrants by Internet affiliates	4,149	1		4,148
Issuance of common stock upon exercise of options	9,960	4		9,956
Income tax benefit related to stock options exercised	4,831			4,831
Contribution from USA	861			861

Balance at June 30, 2002	$593,418	$187	$390	$533,252	$(39)	$59,628

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Six Months
	Ended June 30,

	2002	2001

Cash flow from operating activities:
Net income	$31,767	$6,496
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	950	436
Amortization — other	1,300	255
Amortization of goodwill	—	22,783
Non-cash distribution and marketing	10,108	8,664
Loss from disposition of assets	68	—
Deferred income taxes	2,931	7,793
Changes in operating assets and liabilities, net of acquisitions
Restricted cash equivalents	(2,979)	(1,152)
Accounts and notes receivable	(7,531)	(2,801)
Prepaid hotel rooms	1,044	791
Accounts payable, trade	25,806	29,023
Deferred revenue	55,699	29,243
Intercompany payable	1,260	996
Income tax payable/receivable	9,306	(11,195)
Income tax benefit upon exercise of employee stock options	4,831	883
Other accrued liabilities	3,998	733
Other, net	(2,180)	533

Net cash provided by operating activities	136,378	93,481
Cash flow from investing activities:
Acquisitions, net of cash acquired	(30)	(47,934)
Capital expenditures	(3,951)	(2,703)
Purchase of marketable securities	(139,767)	—
Proceeds from sale of marketable securities	—	22,672
Purchase of intellectual properties	(12,120)	—
Other, net	—	37

Net cash used in investing activities	(155,868)	(27,928)
Cash flow from financing activities:
Net proceeds from exercise of stock options	9,960	2,078

Net cash provided by financing activities	9,960	2,078
Net increase (decrease) in cash and cash equivalents	(9,530)	67,631
Cash and cash equivalents at beginning of period	44,269	51,037

Cash and cash equivalents at end of period	$34,739	$118,668

Supplemental cash flow information:
Cash paid for taxes	$39	$5,585

Non-cash financing activities:
Contribution by USAi for television advertising	$861	$—

Issuance of common stock upon exercise of warrants	$4,149	$30,208

The accompanying notes are an integral part of these statements.

HOTELS.COM
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Hotels.com (the “Company”), formerly known as Hotel Reservations Network, Inc., is a leading consolidator of discount hotel and other lodging accommodations for resale in the consumer market in North America, the Caribbean, Europe and Asia. Effective April 24, 2002, the Company changed its name from Hotel Reservations Network, Inc. to Hotels.com. The Company is a subsidiary of USA Interactive, formerly known as USA Networks, Inc. (“USA”).

Basis of Presentation

     In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for a full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2001 consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Advertising

     Advertising expense for the three-month periods ending June 30, 2002 and 2001 was $8.9 million and $2.4 million, respectively. Advertising expense for the six-month periods ending June 30, 2002 and 2001 was $13.4 million and $4.9 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third-party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of June 30, 2002, capitalized advertising is $1.5 million. Other advertising costs are expensed in the period incurred.

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

     Had this statement been effective January 1, 2001, the Company’s pre-tax income, net income and diluted earnings per share for the three months ending June 30, 2001 would have been $18.2 million, $12.3 million and $0.21, respectively and, for the six months ending June 30, 2001, $32.4 million, $21.9 million and $0.38, respectively.

Intellectual Properties

     Intellectual properties primarily consist of purchased web domain names, which include hotels.com among others. Management has developed and implemented a branding strategy for these domain names that is expected to benefit the Company over a long period of time. Accordingly, the Company amortizes the costs of the intellectual properties over a period of up to 10 years.

NOTE 2 — MARKETABLE SECURITIES AVAILABLE FOR SALE

     Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $305.35 million and aggregate market value of $305.29 million resulting in a pre-tax unrealized loss of $0.06 million. The cumulative unrealized loss of $0.06 million is shown as a component of comprehensive income net of income tax benefits of $0.02 million. These investments have maturity dates generally less than one year.

NOTE 3 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering in February 2000, the Company issued warrants to third parties with affiliated websites to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the three months ended June 30, 2002 and 2001, the Company amortized $0.9 million and $1.2 million of the warrant costs, respectively. During the six months ended June 30, 2002 and 2001, the Company amortized $1.8 million and $2.4 million of the warrant costs, respectively.

     In addition, upon completion of the Company’s initial public offering and in connection with an affiliation and marketing agreement, the Company issued a performance warrant to acquire up to 2,447,955 shares of the Company’s class A common stock to Travelocity, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the Company entered into an amendment to the affiliation agreement with Travelocity to extend the term of the agreement through July 31, 2005, and to broaden and expand the affiliation relationship. In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $1.49 million and $2.98 million was amortized during the three-month and six-month periods ending June 30, 2002, respectively. The asset is being amortized ratably over the remaining term of the affiliation agreement. Through June 30, 2002, 383,369 of the remaining shares underlying the performance warrant had vested and become exercisable, and the Company has recorded an aggregate of $10.5 million of additional non-cash deferred distribution and marketing expense based upon the fair market value of such shares, of which $1.5 million and $4.2 million was recorded as expense in the three-month and six-month periods ended June 30, 2002, respectively, and the balance of which was recorded in prior periods. The Company will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

     In November 2000, the Company entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the three months ended June 30, 2002 and 2001, the Company amortized $0.2 million of the warrant costs, respectively, and during the six months ended June 30, 2002 and 2001, the Company amortized $0.4 million of warrant costs, respectively. In addition, the Company may be required to issue additional warrants to purchase up to 635,722 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the six months ended June 30, 2002.

     In March 2001, the Company entered into another exclusive affiliate distribution and marketing agreement. The Company may be required to issue warrants to purchase up to 1,698,180 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the six months ended June 30, 2002.

     As of June 30, 2002, 128,395 of the fully vested non-performance warrants to purchase class A common shares issued to all of the affiliates described above remained unexercised.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gains (losses) on marketable securities available for sale, net of the related tax impact. Comprehensive income for the quarter ended June 30, 2002 was $19.1 million compared to $4.6 million for the same period in 2001. Comprehensive income for the six months ended June 30, 2002 was $31.7 million compared to $6.4 million for the same period in 2001. The increase in comprehensive income in 2002 was primarily due to the growth in net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our company is a leading provider of discount hotel accommodations and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At June 30, 2002, we had room supply agreements with over 6,400 lodging properties in 243 major markets in North America, the Caribbean, Europe and Asia. Our websites feature traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

Results of Operations for the Three Months and Six Months Ended June 30, 2002 Compared to the Three Months and Six Months Ended June 30, 2001

Revenues

     For the three months ended June 30, 2002, the Company generated revenues of $229.7 million, an increase of 66.1% over the $138.3 million of revenues generated in the same period in 2001. For the six months ended June 30, 2002, the Company generated revenues of $395.4 million, an increase of 62.3% over the $243.6 million of revenues generated in the same period in 2001. The increase for the quarter and six-month period was primarily attributable to the launch of our new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 25 new markets during the quarter and 65 new markets during the first six months of 2002, reaching a total of 243 markets compared to 146 markets at June 30, 2001, representing a 66.4% increase.

     The increase in revenue was also attributable to the growth in our revenues from international and vacation rental properties. Revenue from properties in Europe, Canada, Mexico, the Caribbean, and Asia increased 133% to $27.9 million in the second quarter of 2002 from $12.0 million in the second quarter of 2001 and 138.1% to $43.1 million for the six months ended June 30, 2002 from $18.1 million for the same period in 2001. Revenues from the Company’s vacation rentals, which include condominiums, timeshares, and vacation homes, increased 124% to $6.5 million in the second quarter of 2002 from $2.9 million in the second quarter of 2001 and 173.8% to $11.5 million in for the six months ended June 30, 2002 from $4.2 million for the same period in 2001.

     In addition, revenues increased as a result of the expansion of our affiliate program. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Revenues derived through our agreement with Travelocity, our largest affiliate, accounted for approximately 19.0% and 18.8% of our total revenues for the quarter and six months ended June 30, 2002, respectively. Due to a mathematical error, the revenues derived through our agreement with Travelocity were previously incorrectly reported as 16.1% of our total revenues for the three-month period ended March 31, 2002 and 15.6% and 9.1% of our total revenues for 2001 and 2000, respectively. The corrected percentages of our total revenues derived through our agreement with Travelocity are approximately 18.6% for the three-month period ended March 31, 2002 and approximately 18.0% and 10.5% for 2001 and 2000, respectively.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenues. Gross profit increased 59.7% to $68.6 million in the second quarter of 2002 from $43.0 million in the second quarter of 2001. Gross profit margin for the three months ended June 30, 2002 decreased to 29.9% from 31.1% for the prior year period. The decrease in gross profit margin was primarily due to the increase in costs associated with our international hotels as a result of significant fluctuation in exchange rates in the second quarter of 2002.

     Gross profit increased 62.2% to $120.9 million in the first six months of 2002 from $74.5 million in the first six months of 2001. Gross profit margin for the six months ended June 30, 2002 and 2001 was 30.6%.

Selling, General and Administrative

     Selling, general and administrative expense consists primarily of (i) compensation for personnel, (ii) affiliate commissions, (iii) credit card fees, (iv) advertising and promotion, (v) telecommunications, and (vi) other overhead costs including occupancy costs. Overall selling, general and administrative expense increased 62.7% for the quarter ended June 30, 2002 over the same period in 2001. As a percentage of net revenues, selling, general and administrative expense for the three months ended June 30, 2002 decreased to 15.6% from 15.9% for the same period in 2001. Selling, general and administrative expense increased 65.1% for the six months ended June 30, 2002 compared to the same period in 2001. As a percentage of revenues, selling, general and administrative expense for the six months ended June 30, 2002 increased to 15.7% from 15.5% over the same period in 2001.

     The increase in selling, general and administrative expense for the three-month and six-month periods ended June 30, 2002 over the same periods for 2001 was due to an increase in advertising costs, including costs associated with the launch and branding of the new hotels.com website, and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. Selling, general and administrative expense as a percentage of net revenues, however, declined during the second quarter of 2002 due to the lower personnel costs and affiliate commission expense as a percentage of net revenues, partially offset by higher advertising and promotion expense as a percentage of net revenues related to the launch and branding of hotels.com. The increase in selling, general and administrative expense as a percentage of net revenues for the six months ended June 30, 2002 was due to higher advertising and promotion expense as a percentage of net revenues related to the launch and branding of hotels.com.

Non-Cash Distribution and Marketing

     Non-cash distribution and marketing expense decreased to $4.0 million for the three months ended June 30, 2002 compared to $4.7 million in the prior year period. For the six months ended June 30, 2002, non-cash distribution and marketing expense increased to $10.1 million from $8.7 million during the same period in 2001.

     Non-cash distribution and marketing expense consists primarily of amortization of the fair value of non-performance warrants and performance warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The non-performance warrants were issued in 2000 and the related expense is amortized over the term of the warrant agreements. The expense related to the performance warrants is fully expensed upon vesting. The increase in non-cash distribution and marketing expense for the six months ended June 30, 2002 over the same period in 2001 resulted from the vesting of certain performance warrants that occurred in 2002 (see Note 3 — Notes to Unaudited Condensed Consolidated Financial Statements for further details). The Company will amortize $2.6 million of expense related to non-performance warrants during each of the third and fourth quarters of 2002 and $8.3 million of expense related to non-performance warrants during 2003. The Company will recognize additional expense based upon any additional performance warrants that vest in the third and fourth quarters of 2002 and in 2003, but the amount is not known as it is based upon stock price.

     For the six months ended June 30, 2002, non-cash distribution and marketing expense included $0.9 million of advertising costs for which we paid no cash consideration. This amount was contributed by USA and was recorded as non-cash distribution and marketing expense at fair value and a contribution of capital.

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

     For the three months and six months ending June 30, 2001, goodwill amortization expense amounted to $11.8 million and $22.8 million, respectively.

Adjusted EBITDA

     “Adjusted EBITDA” is defined as operating profit plus depreciation, other amortization, amortization of intangibles, and non-cash distribution and marketing expense. Adjusted EBITDA is presented here as a tool and as a valuation methodology used by management in evaluating the business. Adjusted EBITDA does not purport to represent cash provided by operating activities. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA may not be a comparable calculation of similarly titled measures by other companies.

     Reconciliation of income from operations and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Income from operations	$27,522	$4,083	$46,291	$4,678
Add:
Non-cash distribution and marketing	4,036	4,733	10,108	8,664
Amortization of goodwill	—	11,783	—	22,783
Depreciation	518	254	950	436
Other amortization	778	141	1,300	255

Adjusted EBITDA	$32,854	$20,994	$58,649	$36,816

     Adjusted EBITDA increased to $32.9 million for the quarter ended June 30, 2002, a 56.5% increase from $21.0 million for the prior year period. Adjusted EBITDA as a percentage of net revenues was 14.3% for the quarter ended June 30, 2002, compared to 15.2% for the prior year period. The decrease in Adjusted EBITDA as a percentage of net revenues during the second quarter of 2002 was primarily due to a lower gross profit margin, partially offset by lower selling, general and administrative expense as a percentage of net revenues.

     Adjusted EBITDA increased to $58.6 million for the six months ended June 30, 2002, a 59.3% increase from $36.8 million for the prior year period. Adjusted EBITDA as a percentage of net revenues was 14.8% for the six months ended June 30, 2002, compared to 15.1% for the prior year period. The decrease in Adjusted EBITDA as a percentage of net revenues during the six-month period ended June 30, 2002 was primarily due to a higher selling, general and administrative expense as a percentage of net revenues resulting from higher advertising and promotion expense as a percentage of net revenues related to the launch and branding of hotels.com.

Liquidity and Capital Resources

     Historically, we have funded our operations through cash generated from operating activities. Our company historically has been debt-free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of June 30, 2002, we had $352.1 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and that predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both internally and through strategic acquisitions.

     Net cash provided from operating activities was $136.4 million for the six months ending June 30, 2002, compared to $93.5 million for the same period in 2001. Capital expenditures and the purchase of intellectual property were $16.1 million for the six months ended June 30, 2002. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment, telecommunications equipment and software, furniture and fixtures, leasehold improvements and intellectual property.

     Our company generates significant cash flow from operations, and cash flow is expected to increase as revenues increase due in part to our billing and payment policies. Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our working capital requirements for the next twelve months and for a foreseeable period after twelve months.

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

Accounting Policies

     In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they related to, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-Lived Assets

     We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of June 30, 2002, the Company’s balance sheet includes $384.7 million of intangible assets, net, and $11.1 million of fixed assets, net. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

Deferred Taxes

     Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS or foreign taxing authorities, as well as operating results of the Company that vary significantly from budgets.

Revenue Reporting

     We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and resell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. Our revenues are generated principally through the resale of these rooms, and we recognize as revenue the gross revenues generated from the resale of these rooms. USA Interactive, our parent company, intends to discuss the revenue presentation of our company and Expedia, Inc., another subsidiary of USA Interactive, with the Securities and Exchange Commission. Although our business models are similar, Expedia presents its merchant hotel revenue on a net basis instead of a gross basis as we present for our merchant hotel revenue. We have considered Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and believe that our income statement presentation for the resale of rooms is appropriate. In determining the appropriate presentation, we considered, among other factors, our belief that we, and not the hotel, are the party primarily obligated to satisfy our customers, our ability to establish and change the prices we charge to consumers, our risk of loss resulting from customer disputes and credit card fraud in connection with rooms sold, and our risk of loss from unsold prepaid rooms. If we had recognized revenues from the resale of these rooms on a net basis, our revenues for the three and six months ended June 30, 2002 would have been approximately $68.6 million and $120.9 million, respectively, and our revenues for the three and six months ended June 30, 2001 would have been approximately $43.0 million and $74.5 million, respectively, but there would have been no effect on our Adjusted EBITDA, income from operations, net income or earnings per share.

Non-Cash Distribution and Marketing Expense

     During 2001 and 2000, we entered into several affiliate distribution and marketing agreements pursuant to which we issued warrants, some of which were performance based. We calculate the fair value of warrants using certain estimates, including the expected volatility of the stock and the expected life of the warrants. If our stock price rises, or the expected life of warrants increases, the fair value of the warrants also will increase. The amount of non-cash distribution and marketing expense that we will recognize in future periods may increase since the fair value of the performance-based warrants will be determined at the time the performance criteria are met.

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

     These forward-looking statements are subject to risks and uncertainties based on a number of factors and our actual results or events may differ materially from those anticipated by such forward-looking statements. These factors include, but are not limited to: the growth rate of our revenue and market share; our ability to add desirable cities and hotels to our hotel product offerings; our ability to grow and service our affiliate network; decrease in demand for lodging as a result of additional acts of terrorism or fear of additional acts of terrorism; our ability to effectively manage our business functions while growing at a rapid rate; the quality of our plans and strategies, and our ability to execute such plans and strategies. In addition, forward-looking statements concerning our expected revenue or earnings levels are subject to many additional uncertainties applicable to competitors generally and to general economic conditions over which we have no control.

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

     Currently, all of our foreign hotel revenue is denominated in U.S. dollars and is received at the time that a reservation is made. We are subject to risk from foreign exchange rate fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the local currency of the hotel after the customer has completed his stay. During the three months ended June 30, 2002, our gross profit margin, earnings and cash flow were adversely impacted by the significant weakening of the U.S. dollar against major foreign currencies, in particular the Euro, the British pound and the Canadian dollar. The effect of foreign exchange rate fluctuations on Hotels.com for the three months ended June 30, 2002, was an increase in the cost of rooms sold of approximately $1.1 million.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On June 2, 2002, the Company’s Board of Directors received a letter from its majority shareholder, USA, announcing USA’s intention to make an exchange offer in the near future for the shares of Hotels.com that it does not currently own. The Board of Directors formed a Special Committee on June 3, 2002, composed entirely of independent directors to review and evaluate the possible offer by USA if and when the offer is made. On June 3, 2002, the following complaints were filed against the Company, the Board of Directors of Hotels.com and USA in Chancery Court in New Castle County, Delaware: David Goldstein et al. v. Barry Diller, et al.; Wilhelm Unger et al. v. Hotels.com, et al.; Howard Keebler, et al. v. Hotels.com, et al.; Chavy Weisz, et al. v. Elan J. Blutinger, et al.; and Robert Kemp, et al. v. David Litman, et al. The complaints generally allege that the transaction would be a breach of duty and that the indicated exchange ratio is unfair. Each of the complaints seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. The time for defendants to respond to the complaints has not yet elapsed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2002, the Company sold unregistered securities as follows:

     On April 17, 2002, the Company issued 45,036 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrants was $16.00.

     The transaction described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as transactions by an issuer not involved in any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on May 21, 2002, the following proposals were voted upon. Percentages are based on the total of the shares voted for and against.

Concerning Election of Directors

Nominees for Director	Votes Cast For	Votes Withheld

Elan J. Blutinger	601,581,861	168,125
Robert Diener	600,118,657	1,631,329
Julius Genachowski	600,118,657	1,631,329
Beverly Harms	601,581,561	168,425
Victor A. Kaufman	601,580,441	169,545
Dara Khosrowshahi	600,119,746	1,630,240
David Litman	600,150,807	1,599,179
Daniel Marriott	600,118,536	1,631,450
Jon Miller	600,119,851	1,630,135
Eli Segal	601,581,761	168,225

Concerning Ratification of Independent Accountants

Votes Cast For:	601,704,309	99.99%
Votes Cast Against:	43,833	0.01%
Abstentions:	1,844
Broker Non-Votes	—

See also pages 1 though 4 and pages 12 through 14 of the registrant’s definitive proxy statement dated April 29, 2002.

ITEM 5. OTHER INFORMATION

            On June 2, 2002, the Company’s Board of Directors received a letter from its majority shareholder, USA, announcing USA’s intention to make an exchange offer in the near future for the shares of Hotels.com that it does not currently own. USA subsequently stated on June 5, 2002 that it did not intend to commence an exchange offer in the near future but has publicly stated on several occasions that it remains committed to pursuing a transaction to acquire the balance of Hotels.com. The Company’s Board of Directors formed a Special Committee on June 3, 2002 composed entirely of independent directors to review and evaluate USA’s proposal if and when one is made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

4.1	Specimen Certificate evidencing Class A common stock

(b)	Reports on Form 8-K:

           On April 23, 2002, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the first quarter of 2002.

           On April 25, 2002, the Company filed a report on Form 8-K reporting under Item 5, attaching a press release announcing that the Company had changed its corporate name and identity from Hotels Reservations Network, Inc. to Hotels.com through a “short form” merger with a wholly-owned subsidiary.

           On June 25, 2002, the Company furnished information under Item 9 of Form 8-K regarding its presentation at the CIBC Heads in Beds Tour.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTELS.COM

Date: August 14, 2002	By:	/s/ Mel Robinson

Mel Robinson Chief Financial and Strategic Officer

INDEX TO EXHIBITS

Exhibit	Description

4.1	Certificate evidencing Class A common stock (filed herewith)