Form 10-Q
period 2002-09-30
HOTELS COM
filed 2002-11-15
CIK 1098322

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________

FORM 10-Q

(Mark One)

[x]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2002.

Class

Class A Common Stock	18,810,751
Class B Common Stock	38,999,100

HOTELS.COM
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

HOTELS.COM
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,404	$44,269
Restricted cash equivalents	12,117	9,107
Marketable securities — available for sale	382,625	165,581
Accounts and notes receivable, net of allowance of $129 at September 30, 2002, and $132 at December 31, 2001	14,048	7,096
Prepaid hotel rooms	623	1,363
Current portion of non-cash deferred distribution and marketing costs	8,272	10,195
Deferred income taxes	4,098	4,740
Other	8,027	4,712

Total current assets	432,214	247,063
PROPERTY AND EQUIPMENT
Computer equipment and software	15,873	7,862
Buildings and leasehold improvements	1,115	995
Furniture and other equipment	3,284	2,597

	20,272	11,454
Less accumulated depreciation and amortization	(4,949)	(2,755)

	15,323	8,699
OTHER ASSETS
Goodwill	362,504	362,464
Non-cash deferred distribution and marketing costs, less current portion	13,785	19,508
Intellectual property, net of amortization of $1,755 at September 30, 2002 and $371 at December 31, 2001	22,037	10,834
Other assets	31	8

	$845,894	$648,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$92,038	$53,679
Deferred revenue	93,245	37,679
Income tax payable	16,706	1,736
Intercompany payable	1,345	1,394
Other accrued liabilities	16,288	9,759

Total current liabilities	219,622	104,247
DEFERRED INCOME TAXES	5,144	2,441
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $.01 par value; 600,000,000 shares authorized, 18,810,751 and 18,138,452 shares outstanding at September 30, 2002, and December 31, 2001, respectively	188	182
Class B common stock, $.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at September 30, 2002 and December 31, 2001	390	390
Additional paid-in capital	538,277	513,456
Accumulated other comprehensive income (loss)	56	(1)
Retained earnings	82,217	27,861

Total stockholders’ equity	621,128	541,888

	$845,894	$648,576

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Revenues	$277,386	$151,241	$672,814	$394,829
Cost of revenues	192,233	105,692	466,754	274,755

Gross profit	85,153	45,549	206,060	120,074
Operating expenses
Selling, general and administrative	45,661	23,774	107,920	61,483
Non-cash distribution and marketing	4,748	3,547	14,856	12,211
Amortization of goodwill	—	11,827	—	34,610
Depreciation	612	265	1,562	701
Amortization—other	843	241	2,142	496

Total operating expenses	51,864	39,654	126,480	109,501

Income from operations	33,289	5,895	79,580	10,573
Interest and other income, net	1,462	1,979	4,113	6,927
Loss from disposition of assets	—	—	(68)	—

Income before income tax expense	34,751	7,874	83,625	17,500
Income tax expense	12,162	6,268	29,269	9,398

Net income	$22,589	$1,606	$54,356	$8,102

Basic earnings per common share	$0.39	$0.03	$0.94	$0.14

Diluted earnings per common share	$0.39	$0.03	$0.93	$0.14

Weighted average number of shares used to compute basic earnings per common share	57,809	56,989	57,687	56,260

Weighted average number of shares used to compute diluted earnings per common share	58,408	57,469	58,463	57,160

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

		Class A		Additional	Accumulated Other
		Common	Class B	Paid-In	Comprehensive	Retained
	Total	Stock	Common Stock	Capital	Income (Loss)	Earnings

Balance at January 1, 2002	$541,888	$182	$390	$513,456	$(1)	$27,861
Comprehensive income:
Net income for the three months ended March 31, 2002	12,934	—	—	—		12,934
Other comprehensive loss	(263)				(263)

Comprehensive income	12,671

Net income for the three months ended June 30, 2002	18,833					18,833
Other comprehensive income	225				225

Comprehensive income	19,058

Net income for the three months ended September 30, 2002	22,589					22,589
Other comprehensive income	95				95

Comprehensive income	22,684

Issuance of common stock upon exercise of warrants by Internet affiliates	6,347	1		6,346
Issuance of common stock upon exercise of options	12,212	5		12,207
Income tax benefit related to stock options exercised	5,407			5,407
Contribution from USA	861			861

Balance at September 30, 2002	$621,128	$188	$390	$538,277	$56	$82,217

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Nine Months
	Ended September 30,

	2002	2001

Cash flow from operating activities:
Net income	$54,356	$8,102
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,562	701
Amortization — other	2,142	496
Amortization of goodwill	—	34,610
Non-cash distribution and marketing	14,856	12,211
Loss from disposition of assets	68	—
Deferred income taxes	3,344	7,492
Changes in operating assets and liabilities, net of acquisitions
Restricted cash equivalent	(3,010)	(1,464)
Accounts and notes receivable	(6,952)	(162)
Prepaid hotel rooms	740	384
Accounts payable, trade	38,359	19,231
Deferred revenue	55,566	16,293
Intercompany payable	(49)	(1,037)
Income tax payable/receivable	14,940	(8,557)
Income tax benefit upon exercise of employee stock options	5,407	3,727
Other accrued liabilities	6,529	4,529
Other, net	(3,338)	409

Net cash provided by operating activities	184,520	96,965
Cash flow from investing activities:
Acquisitions, net of cash acquired	(40)	(49,450)
Capital expenditures	(9,013)	(3,615)
Purchase of marketable securities, net	(216,957)	(20,894)
Purchase of intellectual property	(12,587)	(11,100)
Other, net	—	(22)

Net cash used in investing activities	(238,597)	(85,081)
Cash flow from financing activities:
Net proceeds from exercise of stock options	12,212	6,668

Net cash provided by financing activities	12,212	6,668
Net increase (decrease) in cash and cash equivalents	(41,865)	18,552
Cash and cash equivalents at beginning of period	44,269	51,037

Cash and cash equivalents at end of period	$2,404	$69,589

Supplemental cash flow information:
Cash paid for taxes	$5,578	$6,734

Non-cash financing activities:
Contribution by USA for television advertising	$861	$—

Issuance of common stock upon exercise of warrants	$6,347	$—

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

Revenue Recognition

     For merchant revenues, charges for hotel accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as revenue at the conclusion of the customer’s stay at the hotel. For agent revenues, the Company recognizes commission revenues at the conclusion of the customer’s stay at the hotel.

     The Company offers rooms that are contracted for in advance or are prepaid. Unsold contracted rooms may be returned by the Company based on a cutoff period, which generally expires simultaneously with the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and rooms cancelled by a customer subsequent to the cutoff period in which the Company can return the unused rooms. To date, the Company has not incurred significant losses under the room contracts with hotels.

Advertising

     Advertising expense for the three-month periods ending September 30, 2002 and 2001 was $12.6 million and $2.9 million, respectively. Advertising expense for the nine-month periods ending September 30, 2002 and 2001 was $26.1 million and $7.8 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third-party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of September 30, 2002, capitalized advertising was $1.4 million. Other advertising costs are expensed in the period incurred.

Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an impairment test at least annually in accordance with the statement. The Company completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off was necessary.

     Had this statement been effective January 1, 2001, the Company’s pre-tax income, net income and diluted earnings per share for the three months ending September 30, 2001 would have been $19.7 million, $14.8 million and $0.26, respectively and, for the nine months ending September 30, 2001, $52.1 million, $39.1 million and $0.68, respectively.

Intellectual Property

     Intellectual property primarily consists of purchased websites and web domain names, which includes hotels.com. Management has developed and implemented a branding strategy for these domain names that is expected to benefit the Company over a long period of time. Accordingly, the Company amortizes the costs of the intellectual property over a period of up to 10 years.

NOTE 2 — MARKETABLE SECURITIES AVAILABLE FOR SALE

     Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $382.54 million and aggregate market value of $382.63 million resulting in a pre-tax unrealized gain of $0.09 million. The cumulative unrealized gain of $0.09 million is shown as a component of comprehensive income net of income tax costs of $0.03 million. These investments have maturity dates generally less than one year.

NOTE 3 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In connection with several exclusive affiliate distribution and marketing agreements, and at the completion of our initial public offering in February 2000, the Company issued warrants to third parties with affiliated websites to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive affiliation agreements, which range from two to five years. During the three months ended September 30, 2002 and 2001, the Company amortized $0.9 million and $1.1 million of the warrant costs, respectively. During the nine months ended September 30, 2002 and 2001, the Company amortized $2.7 million and $3.5 million of the warrant costs, respectively.

     In addition, upon completion of the Company’s initial public offering and in connection with an affiliation and marketing agreement, the Company issued a performance warrant to acquire up to 2,447,955 shares of the Company’s class A common stock to Travelocity, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the Company entered into an amendment to the affiliation agreement with Travelocity to extend the term of the agreement through July 31, 2005, and to broaden and expand the affiliation relationship. In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $1.49 million and $4.5 million was amortized during the three-month and nine-month periods ending September 30, 2002, respectively. The asset is being amortized ratably over the remaining term of the affiliation agreement. Through September 30, 2002, 446,726 of the remaining shares underlying the performance warrant had vested and become exercisable, and the Company has recorded an aggregate of $12.7 million of additional non—cash deferred distribution and marketing expense based upon the fair market value of such shares, of which $2.2 million and $6.4 million was amortized in the three-month and nine-month periods ended September 30, 2002, respectively, and the balance of which was recorded in prior periods. The Company will record during each quarterly period through the end of the term of the affiliate agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

     In November 2000, the Company entered into an additional exclusive affiliate distribution and marketing agreement and, in connection with it, issued to the affiliate warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive affiliation agreement. During the three months ended September 30, 2002 and 2001, the Company amortized $0.2 million of the warrant costs, respectively, and during the nine months ended September 30, 2002 and 2001, the Company amortized $0.6 million of warrant costs, respectively. In addition, the Company may be required to issue additional warrants to purchase up to 635,722 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the nine months ended September 30, 2002.

     In March 2001, the Company entered into another exclusive affiliate distribution and marketing agreement. The Company may be required to issue warrants to purchase up to 1,698,180 shares of class A common stock to the affiliate if the affiliate achieves certain performance targets. No warrants were required to be issued under this agreement during the nine months ended September 30, 2002.

     As of September 30, 2002, 128,395 of the fully vested non-performance warrants to purchase class A common shares issued to all of the affiliates described above remained unexercised.

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gains (losses) on marketable securities available for sale, net of the related tax impact. Comprehensive income for the quarter ended September 30, 2002 was $22.7 million compared to $1.9 million for the same period in 2001. Comprehensive income for the nine months ended September 30, 2002 was $54.4 million compared to $8.3 million for the same period in 2001. The increase in comprehensive income in 2002 was primarily due to the growth in net income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our company is a leading provider of discount hotel accommodations and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites and our toll-free call centers. We contract with hotels in advance for volume purchases and guaranteed availability of hotel rooms and vacation rentals at wholesale prices and sell these rooms to consumers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodation alternatives for otherwise unavailable dates. At

September 30, 2002, we had room supply agreements with over 6,500 lodging properties in 285 major markets in North America, the Caribbean, Europe and Asia. Our websites feature traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

Results of Operations for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues

     For the three months ended September 30, 2002, the Company generated revenues of $277.4 million, an increase of 83.4% over the $151.2 million of revenues generated in the same period in 2001. The increase for the quarter was primarily attributable to the growth of our new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 42 new markets during the quarter, reaching a total of 285 markets compared to 171 markets at September 30, 2001, representing a 66.7% increase.

     The increase in revenue was also attributable to the growth in our revenues from international and vacation rental properties. Revenue from properties in Europe, Canada, Mexico, the Caribbean, and Asia increased 178.2% to $43.5 million in the third quarter of 2002 from $15.6 million in the third quarter of 2001. Revenues from the Company’s vacation rentals, which include condominiums, timeshares, and vacation homes, increased 123.8% to $7.6 million in the third quarter of 2002 from $3.4 million in the third quarter of 2001.

     In addition, revenues increased as a result of the expansion of our affiliate program. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Revenues derived through our agreement with Travelocity, our largest affiliate, accounted for approximately 17.6% of our total revenues for the quarter.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenues. Gross profit increased 86.9% to $85.2 million in the third quarter of 2002 from $45.5 million in the third quarter of 2001. Gross profit margin for the three months ended September 30, 2002 increased to 30.7% from 30.1% for the prior year period. The increase in gross profit margin was primarily due to the decrease in no-show costs during the third quarter of 2002 compared to no-show costs incurred in the third quarter of 2001 related to exceptionally high cancellations after the September 11, 2001 terrorist attacks.

Selling, General and Administrative

     Selling, general and administrative expense consists primarily of (i) compensation for personnel, (ii) affiliate commissions, (iii) credit card fees, (iv) advertising and promotion, (v) telecommunications, and (vi) other overhead costs including occupancy costs. Overall selling, general and administrative expense increased 92.1% for the quarter ended September 30, 2002 over the same period in 2001. As a percentage of net revenues, selling, general and administrative expense for the three months ended September 30, 2002 increased to 16.5% from 15.7% for the same period in 2001.

     The increase in selling, general and administrative expense for the three-month period ended September 30, 2002 over the same period for 2001 was due to an increase in advertising costs, including costs associated with the launch and branding of the new hotels.com website, and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. The increase in selling, general and administrative expense as a percentage of net revenues for the three months ended September 30, 2002 over the same period in 2001 was due to higher advertising and promotion expense as a percentage of net revenues related to the launch and branding of hotels.com.

Non-Cash Distribution and Marketing

     Non-cash distribution and marketing expense increased to $4.7 million for the three months ended September 30, 2002 compared to $3.5 million in the prior year period.

     Non-cash distribution and marketing expense consists primarily of amortization of the fair value of non-performance warrants and performance warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The non-performance warrants were issued in 2000 and the related expense is amortized over the term of the warrant agreements. The expense related to the performance warrants is fully expensed upon vesting. The increase in non-cash distribution and marketing expense for the three months ended September 30, 2002 over the same period in 2001 resulted from the vesting of certain performance warrants. (See Note 3 — “Notes to Unaudited Condensed Consolidated Financial Statements” for further details.) The Company will amortize $2.6 million of expense related to non-performance warrants during the fourth quarter of 2002 and also will recognize additional expense based upon any additional performance warrants that vest in the fourth quarter of 2002, the amount of which is not known as it is based upon stock price.

Amortization of Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

     For the three months ending September 30, 2001, goodwill amortization expense amounted to $11.8 million.

Results of Operations for the Nine months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues

     For the nine months ended September 30, 2002, the Company generated revenues of $672.8 million, an increase of 70.4% over the $394.8 million of revenues generated in the same period in 2001. The increase for the nine-month period was primarily attributable to the launch of our new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 114 new markets during the nine months ended September 30, 2002, reaching a total of 285 markets compared to 171 markets at September 30, 2001, representing a 66.7% increase.

     The increase in revenue was also attributable to the growth in our revenues from international and vacation rental properties. Revenue from properties in Europe, Canada, Mexico, the Caribbean, and Asia increased 152.7% to $85.2 million for the nine months ended September 30, 2002 from $33.7 million for the same period in 2001. Revenues from the Company’s vacation rentals, which include condominiums, timeshares, and vacation homes, increased 150.5% to $19.2 million for the nine months ended September 30, 2002 from $7.6 million for the same period in 2001.

     In addition, revenues increased as a result of the expansion of our affiliate program. Affiliates generate sales of rooms in exchange for commissions based on the amount of revenues generated by the Company on the sale of such rooms. Revenues derived through our agreement with Travelocity, our largest affiliate, accounted for approximately 18.3% of our total revenues for the nine months ended September 30, 2002.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenues. Gross profit increased 71.6% to $206.1 million in the first nine months of 2002 from $120.1 million in the first nine months of 2001. Gross profit margin for the nine months ended September 30, 2002 and 2001 was 30.6% and 30.4%, respectively.

Selling, General and Administrative

     Selling, general and administrative expense consists primarily of (i) compensation for personnel, (ii) affiliate commissions, (iii) credit card fees, (iv) advertising and promotion, (v) telecommunications, and (vi) other overhead costs including occupancy costs. Selling, general and administrative expense increased 75.5% for the nine months ended September 30, 2002 compared to the same period in 2001. As a percentage of revenues, selling, general and administrative expense for the nine months ended September 30, 2002 increased to 16.0% from 15.6% over the same period in 2001.

     The increase in selling, general and administrative expense for the nine-month period ended September 30, 2002 over the same period for 2001 was due to an increase in advertising costs, including costs associated with the launch and branding of the new hotels.com website, and an increase in personnel costs, credit card fees and affiliate commissions resulting from the growth in net revenues. The increase in selling, general and administrative expense as a percentage of net revenues for the nine months ended September 30, 2002 was due to higher advertising and promotion expense as a percentage of net revenues related to the launch and branding of hotels.com.

Non-Cash Distribution and Marketing

     Non-cash distribution and marketing expense increased to $14.9 million for the nine months ended September 30, 2002 compared to $12.2 million during the same period in 2001.

     Non-cash distribution and marketing expense consists primarily of amortization of the fair value of non-performance warrants and performance warrants issued to certain affiliates with whom we entered into exclusive distribution and marketing agreements. The non-performance warrants were issued in 2000 and the related expense is amortized over the term of the warrant agreements. The expense related to the performance warrants is fully expensed upon vesting. The increase in non-cash distribution and marketing expense for the nine months ended September 30, 2002 over the same period in 2001 resulted from the vesting of certain performance warrants that occurred in 2002 (see Note 3 — Notes to Unaudited Condensed Consolidated Financial Statements for further details). The Company will amortize $2.6 million of expense related to non-performance warrants during the fourth quarter of 2002 and $8.3 million of expense related to non-performance warrants during 2003. The Company will recognize additional expense based upon any additional performance warrants that vest in the fourth quarter of 2002 and in 2003, but the amount is not known as it is based upon stock price.

     For the nine months ended September 30, 2002, non-cash distribution and marketing expense included $0.9 million of advertising costs for which we paid no cash consideration. This amount was contributed by USA and was recorded as non-cash distribution and marketing expense at fair value and a contribution of capital.

Amortization of Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are no longer amortized. However, the Company is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

     For the nine months ending September 30, 2001, goodwill amortization expense amounted to $34.6 million.

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

     Reconciliation of income from operations and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from operations	$33,289	$5,895	$79,580	$10,573
Add:
Non-cash distribution and marketing	4,748	3,547	14,856	12,211
Amortization of goodwill	—	11,827	—	34,610
Depreciation	612	265	1,562	701
Other amortization	843	241	2,142	496

Adjusted EBITDA	$39,492	$21,775	$98,140	$58,591

     Adjusted EBITDA increased to $39.5 million for the quarter ended September 30, 2002, an 81.4% increase from $21.8 million for the prior year period. Adjusted EBITDA as a percentage of revenues was 14.2% for the quarter ended September 30, 2002, compared to 14.4% for the prior year period. The decrease in Adjusted EBITDA as a percentage of revenues during the third quarter of 2002 was primarily due to a higher selling, general and administrative expense as a percentage of revenues due to an increase in advertising costs associated with the branding of the new hotels.com website.

     Adjusted EBITDA increased to $98.1 million for the nine months ended September 30, 2002, a 67.5% increase from $58.6 million for the prior year period. Adjusted EBITDA as a percentage of revenues was 14.6% for the nine months ended September 30, 2002, compared to 14.8% for the prior year period. The decrease in Adjusted EBITDA as a percentage of revenues during the nine-month period ended September 30, 2002 was primarily due to a higher selling, general and administrative expense as a percentage of revenues due to an increase in advertising costs associated with the launch and branding of hotels.com.

Liquidity and Capital Resources

     Historically, we have funded our operations through cash generated from operating activities. Our company historically has been debt-free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses. As of September 30, 2002, we had $397.1 million in cash, cash equivalents and marketable securities held for sale. Our company invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and that predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both internally and through strategic acquisitions.

     Net cash provided from operating activities was $184.5 million for the nine months ending September 30, 2002, compared to $97.0 million for the same period in 2001. Capital expenditures and the purchase of intellectual property were $21.6 million for the nine months ended September 30, 2002. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment, telecommunications equipment and software, furniture and fixtures, leasehold improvements and intellectual property.

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

USA Interactive

     On June 3, 2002, USA announced its intention to commence an exchange offer whereby USA would acquire all of the publicly held shares of the Company. The Company's board of directors formed a special committee to review and negotiate with USA in connection with this potential offer and to determine whether any potential offer was fair to, and in the best interests of, the Company and its stockholders other than USA. On October 10, 2002, USA announced that it was ending the proposed exchange offer process, although USA could re-commence such a process in the future at any time. On October 21, 2002, the Company's board of directors dissolved the special committee.

     The Company continues to believe that its prospects within the USA Interactive family are excellent. USA Interactive will continue to own a controlling stake in the Company and will also continue to own a controlling stake in Expedia, Inc. As the Company and Expedia have a common controlling shareholder, the Company has said previously that the Company would explore areas where it might work together with Expedia in ways that would benefit the Company’s customers and stockholders. Although there continue to be many areas of the Company’s business where the Company has decided that it can best achieve its goals through separate strategies and practices, there have been instances where, fully consistent with the Company’s existing contractual agreements, the Company has worked cooperatively with Expedia, and the Company anticipates that it will continue to explore such possibilities in the future.

Accounting Policies

     In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they relate to, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-Lived Assets

     We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of September 30, 2002, the Company’s balance sheet includes $384.5 million of intangible assets, net, and $15.3 million of fixed assets, net. The Company has completed its initial impairment test as of January 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

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

Revenue Reporting

     We contract with hotels and other lodging properties in advance for volume purchases and guaranteed availability of rooms at wholesale prices and sell these rooms to consumers through our websites, third-party affiliated websites and our toll-free call centers. Our revenues are generated principally through the sale of these rooms, and we recognize as revenue the gross revenues generated from the sale of these rooms. USA Interactive, our parent company, is discussing the revenue presentation of our Company and Expedia, Inc., another subsidiary of USA Interactive, with the Securities and Exchange Commission with the goal of reaching a conclusion during the fourth quarter. Although our business models have similarities, Expedia presents its merchant hotel revenue on a net basis instead of a gross basis as we present for our merchant hotel revenue. We have considered Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and believe that our income statement presentation for the sale of rooms is appropriate. In determining the appropriate presentation, we considered, among other factors, our belief that we, and not the hotel, are the party primarily obligated to satisfy our customers, our ability to establish and change the prices we charge to consumers, our risk of loss resulting from customer disputes and credit card fraud in connection with rooms sold, and our risk of loss from unsold prepaid rooms. If we had recognized revenues from the resale of these rooms on a net basis, our revenues for the nine months ended September 30, 2002 would have been approximately $206.1 million, and our revenues for the nine months ended September 30, 2001 would have been approximately $120.1 million, but there would have been no effect on our Adjusted EBITDA, income from operations, net income or earnings per share.

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

     Currently, all of our foreign hotel revenue is denominated in U.S. dollars and is received at the time that a reservation is made. We are subject to risk from foreign exchange rate fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the local currency of the hotel after the customer has completed his stay. During the nine months ended September 30, 2002, our gross profit margin, earnings and cash flow were adversely impacted by the significant weakening of the U.S. dollar against major foreign currencies, in particular the Euro, the British pound and the Canadian dollar. The effect of foreign exchange rate fluctuations on Hotels.com for the nine months ended September 30, 2002, was an increase in the cost of rooms sold of approximately $1.2 million. During the third quarter of 2002, the Company implemented a hedging program to lessen the Company's exposure to fluctuations in foreign exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial and Strategic Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the litigation previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2002, the actions filed in Delaware have been consolidated under the caption In re Hotels.com Inc. Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19662-NC). The time for defendants to respond to the complaints has not yet elapsed. On October 10, 2002, USA Interactive announced that it was ending the ongoing process to acquire all of the shares of the Company that it does not now own. The Company expects that the complaints will be dismissed as moot.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K:

     On July 23, 2002, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the second quarter of 2002.

     On August 14, 2002, the Company furnished information under Item 9 of Form 8-K regarding certification by the Company’s Chief Executive Officer and Chief Financial & Strategic Officer of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTELS.COM

Date:	November 14, 2002	By:	/s/ David S. Litman David S. Litman Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Mel Robinson Mel Robinson Chief Financial and Strategic Officer

CERTIFICATIONS

     I, David S. Litman, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Hotels.com;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ David S. Litman David S. Litman Chief Executive Officer

     I, Mel Robinson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Hotels.com;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Mel Robinson Mel Robinson Chief Financial and Strategic Officer