Form 10-K
period 2002-12-31
HOTELS COM
filed 2003-03-27
CIK 1098322

As filed with the Securities and Exchange Commission on March 27, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

HOTELS.COM
(Exact name of registrant as specified in its charter)

Commission File No. 000-29575

Delaware (State or other jurisdiction of incorporation or organization)	75-2817683 (I.R.S. Employer Identification No.)

10440 North Central Expressway, Suite 400, Dallas, Texas 75231
(Address of Registrant’s principal executive offices)

(Registrant’s telephone number, including area code): (214) 361-7311

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     As of March 5, 2003, the following shares of the Registrant’s capital stock were outstanding:

Class A Common Stock	17,852,520
Class B Common Stock	38,999,100
Total	56,851,620

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was $410,491,394. For the purpose of the foregoing calculation only, USA Interactive and all directors and executive officers of the Registrant are assumed to be affiliates of the Registrant.

     Documents Incorporated By Reference: The Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders is incorporated by reference herein in Part III, Items 10, 11, 12 and 13.

i

PART I

Item 1. Business

GENERAL

     Hotels.com is a leading provider of discount hotel rooms and other lodging accommodations. Our customers may select and book lodging accommodations in major cities through our websites and toll-free call centers. We contract with hotels in advance for volume commitments and guaranteed availability of hotel rooms and vacation rentals at wholesale rates and make these lodging accommodations available to our customers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodations for otherwise unavailable dates. At December 31, 2002, we had room supply agreements with over 7,700 lodging properties in 325 major markets in North America, Europe, the Caribbean and Asia. Our websites feature traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

     In this report, the terms “we,” “us,” “our,” or “our company,” refer to Hotels.com, our subsidiaries and our predecessor entities.

Our History

     Hotels.com was incorporated in Delaware on March 25, 1999 as a direct, wholly-owned subsidiary of USA Interactive (USA), our parent company.

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

     On March 1, 2000, we completed our initial public offering of 6.2 million shares of our class A common stock. Our class A common stock is currently traded on the Nasdaq National Market under the symbol “ROOM.”

     On July 1, 2001, we completed a corporate reorganization and transferred substantially all of our operating assets to our newly formed, wholly-owned indirect subsidiary, Hotels.com, L.P. (formerly Hotel Discounts, L.P.).

     On April 24, 2002, we changed our corporate name and identity from Hotel Reservations Network, Inc. to Hotels.com through a “short form” merger with a wholly-owned subsidiary.

Corporate Structure and Controlling Stockholder

     Our capital stock currently consists of class A common stock and class B common stock. All of the outstanding shares of our class B common stock are held by USA. Subject to certain conditions described in our restated certificate of incorporation, each share of class B common stock is convertible into one share of class A common stock. Except as otherwise provided by applicable law, each share of class B common stock has 15 votes on any matter submitted to a vote of our stockholders and each share of class A common stock has one vote on any matter submitted to a vote of our stockholders.

     As of March 5, 2003, USA held approximately 68.6% of our outstanding capital stock and approximately 97.0% of the total voting power of Hotels.com. As a result, USA is effectively able to control the outcome of nearly all matters submitted to a vote of our stockholders. USA also owns a controlling stake in Expedia, Inc. (Expedia), and on March 19, 2003, USA and Expedia announced an agreement under which USA would acquire all of the stock of

Expedia that it does not already own. As Hotels.com and Expedia have a common controlling shareholder, Hotels.com previously has said that it would explore areas where it might work together with Expedia in a way that would benefit all Hotels.com customers and stockholders. Although there continue to be many areas of our business where Hotels.com has decided that it can best achieve its goals through separate strategies and practices, there have been instances where, fully consistent with its existing contractual agreements, it has worked cooperatively with Expedia, and Hotels.com anticipates that it will continue to explore such possibilities in the future.

     On January 3, 2003, our board of directors authorized the repurchase of up to $100 million of our class A common stock. We believe that utilizing excess cash to repurchase shares of our class A common stock represents an effective means of building shareholder value. Between January 7, 2003 and January 15, 2003, we repurchased approximately 1.55 million shares for an aggregate cost of approximately $73.5 million. As a result of the repurchase of shares, USA currently holds approximately 68.6% of our outstanding capital stock and 97.0% of the total voting power of Hotels.com compared to 66.8% of our outstanding capital stock and 96.8% of the total voting power of Hotels.com at December 31, 2002.

DESCRIPTION OF BUSINESS

Overview

     We are a leading provider of discount hotel rooms and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites, our toll-free call centers and through third-party marketing and distribution agreements. We contract with hotels in advance for volume commitments and guaranteed availability of hotel rooms and vacation rentals at wholesale rates and make these lodging accommodations available to our customers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodations for otherwise unavailable dates. At December 31, 2002, we had room supply agreements with over 7,700 lodging properties in 325 major markets in North America, Europe, the Caribbean and Asia. Our websites feature easy to use, traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

     We market our lodging accommodations primarily over the Internet through our own websites, including www.hotels.com, www.hoteldiscount.com and www.travelnow.com, and through our telephone call centers and third-party marketing and distribution agreements. We have negotiated marketing and distribution agreements with numerous travel-related companies, including Travelocity, Continental Airlines, Delta Air Lines, U.S. Airways, Amtrak, Northwest Airlines and America West Airlines.

     We have room supply relationships with a wide range of independent hotel operators and lodging properties, as well as lodging properties associated with national chains, including Hilton, Sheraton, Wyndham, Hyatt, Loews, Radisson, Best Western, La Quinta, Courtyard by Marriott, Doubletree and Hampton Inn. We believe that these suppliers view Hotels.com as an efficient distribution channel to help maximize their overall revenue and occupancy levels. Although we contract in advance for volume room commitments, our supply contracts typically allow us to return unsold rooms to our suppliers without penalty within a specified period of time. In addition, because we contract to secure rooms in advance, we are able to manage billing procedures for the rooms we sell and thereby maintain direct relationships with our customers. We have developed proprietary revenue management and reservation systems software that is integrated with our websites and call center operations. Our revenue management and reservation systems enable us to accurately monitor our room inventory and provide prompt, efficient customer service. We believe that our supply relationships and revenue management and reservation systems differentiate Hotels.com from retail travel agencies and other commission-based resellers of accommodations.

     In addition, our customers may book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines and car rentals through over 60 car rental companies through our subsidiary, TravelNow.com. We have developed proprietary software to interface with multiple electronic global distribution systems (GDS) and to provide customers with access to real-time information regarding the availability and rates of such travel providers and the ability to book reservations online.

We earn a commission on the booking of such travel products either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

     Our corporate headquarters are located at 10440 North Central Expressway, Suite 400, Dallas, Texas 75231, and our telephone numbers are (214) 361-7311 and (800) 2-HOTELS. Our worldwide websites include www.hotels.com, www.hoteldiscount.com and www.travelnow.com. The information on our websites is not incorporated in this report.

Operations

     Internet Operations. We offer lodging accommodations to our customers through our own websites, including www.hotels.com, www.hoteldiscount.com and www.travelnow.com, and through over 33,000 third-party websites. Our websites are completely automated and allow customers to compare lodging options, price, availability and amenities and to book, charge and confirm orders within seconds. Our websites are designed to provide our customers with quick, efficient and flexible service in a manner that facilitates comparison shopping. Our Internet-generated bookings (which includes bookings made by customers completely over the Internet as well as bookings made in our call centers that originated from our websites or websites of our marketing and distribution partners) accounted for 95.2% of our total bookings 2002, of which 69.7% originated and were completed over the Internet.

     Call Center Operations. Our toll-free call centers handle thousands of calls daily through our general toll-free numbers (such as (800) 2-HOTELS, (800) 96-HOTEL and (800) 715-7666) and through the toll-free numbers of various convention and visitors bureaus, travel clubs and third-party websites for which we provide service. Our toll-free call centers also handle thousands of calls transferred to us daily from the reservation call centers of our airline and rail marketing partners. We currently employ approximately 487 people in our call centers in Dallas, Ft. Worth and Pharr, Texas and in Springfield, Missouri. In addition, we outsource some call center operations to provide us with operational flexibility, but all outsourced call center operations are overseen by our employees. Our highly trained call center sales force is equipped to quickly review a comprehensive list of the hotels and prices in individual markets and to provide information on location and amenities. Our management continuously monitors wait times and telephone conversations to ensure superior sales technique, customer service and compliance with our policies. We staff our call centers to service our customers on a 24-hour-a-day, seven-day-a-week basis. Our call center-generated bookings accounted for 4.8% of our total bookings in 2002. Our call center-completed bookings (which includes bookings made by customer completely through our call centers as well as bookings made in our call centers that originated from our websites or websites of our marketing and distribution partners) accounted for 30.3% of our total bookings in 2002.

     Revenue Management Techniques. We have developed revenue management and reservation systems software that allows us to monitor room inventory, prices and sales trends on a real-time basis. As a result, we can maximize revenue and gross profit, process transactions quickly and provide prompt, effective customer service. We have integrated this software with our websites and call center operations so that customers receive current room availability and pricing information. We are developing enhancements to our software that will enable us to further automate and enhance our revenue management capabilities.

Supply Arrangements

     We contract with hotels and other lodging properties in advance for volume commitments and guaranteed availability of room inventory. We obtain room inventory from over 7,700 lodging properties through two primary methods: (a) contracting for initial room allotments, where we can obtain rooms at predetermined wholesale rates and usually can return unsold inventory to the lodging property within a specified period of time, and (b) prepaying for rooms in advance if we believe that we can sell all of the rooms. Over 99.4% of our room inventory sold in 2002 was sold pursuant to room allotment contracts. Most of our room allotment contracts are not exclusive and must be renewed annually.

     Our proprietary software allows us to update continuously our room availability and keeps us aware of our supply needs. As a result, we are able to monitor our room supply and return rooms or request additional rooms as necessary. We have developed a strong reputation with our suppliers because we are able to fill a significant percentage of our contracted room allotments.

     In addition, we have entered into contracts with multiple electronic GDSs. Our contracts with these GDSs permit us to use our proprietary software to access information with respect to over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, 300 airlines and 60 car rental companies, including availability and rates for these travel products, and the ability to book reservations online.

Marketing and Sales

     Marketing Sources. Our websites, including www.hotels.com, www.hoteldiscount.com and www.travelnow.com, are among the most accessed and used lodging booking sites on the Internet. We have also negotiated marketing and distribution agreements with thousands of third parties, including leading travel companies such as Travelocity, Continental Airlines, Delta Air Lines, US Airways, Amtrak, Northwest Airlines and America West Airlines. Under terms of our standard marketing and distribution agreement, we pay a commission for bookings originated from our marketing and distribution partners, which are commonly called “affiliates” in our industry.

     Advertising. We advertise in both online and traditional media to promote brand awareness, product enhancements and retail offerings. Our current brand-building campaign focuses on television advertising. In addition, we selectively purchase online, radio and print media advertising.

     Travel Agencies, Travel Clubs and Other Membership Organizations. We consider travel agencies to be marketing and distribution partners and, as such, work with a network of thousands of agencies to ensure awareness of our accommodations and booking options. We pay a commission to travel agents who book rooms on behalf of their customers. Commissions are tracked by the International Airlines Travel Agent Network (IATAN) numbers that are input directly on our websites or provided to our call center agents at the time of booking. We also have marketing and distribution agreements with a variety of travel clubs and membership organizations that promote our company as a source of hotel accommodations. In addition, we provide accommodation booking services for a number of membership clubs on a private label basis.

Technology

     We have developed proprietary reservation systems software that automatically updates room availability and enables us to provide efficient customer service. The software is integrated with our websites and call center operations and completes booking, billing and accounting functions within seconds. In addition, the software reports daily bookings by lodging property, city and room type so that management can monitor room availability.

     Our hardware platform for the Internet consists of redundant IBM RS/6000 servers, Sun 880 Enterprise servers and Silicon Graphics servers used for custom interfaces to external vendors and marketing and distribution partners. We maintain our databases on Dell servers running SQL Server and IBM AS–400 model 830 with RAID disk storage towers and conduct daily backup functions. We access the Internet backbone via T–3 data communication lines. Our call center operations are managed by Avaya Definity G3 ACD switches. We also maintain backup power supplies in the event of power outages. We maintain an Internet firewall to protect our internal systems. All credit card transactions processed through the Internet use encryption technology, including public key cryptology and secured socket layer technology.

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

     We compete against other consolidators of lodging accommodations, hotels, travel agencies and other online and off-line travel services. Currently, most hotels sell their services through travel agencies, travel wholesalers or directly to customers, mainly by telephone. Increasingly, major hotels are offering travel products and services directly to consumers through their own websites. We believe that this trend will continue and accelerate. Hotels and travel agents also may continue to rely upon central reservations systems. We also compete against numerous travel-related websites. Additionally, during 2002 five major hotel chains and Pegasus Solutions began to market lodging accommodations over the Internet through Travelweb.com and other websites using a “merchant” business model similar to our business model. As demand for online travel products and services grows, we believe that companies already involved in the online travel products and services industry, as well as traditional travel suppliers and travel agencies, will increase their efforts to develop services that more closely resemble our online products and services. We also face potential competition from Internet companies not yet in the leisure travel market. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the products and services we provide.

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

Proprietary Rights

     We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, marketing and distribution partners and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, there can be no assurance that others will not independently develop substantially similar intellectual property. Although we have obtained registration of some of our key trademarks in the United States, not all of our trade names are eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States. Our failure to protect our intellectual property in a meaningful manner could materially adversely affect our business or result in erosion of our brand name.

     From time to time we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business.

Travel Industry Regulation

     We must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states as a seller of travel or timeshare services, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission (FTC) and the Department of Transportation (DOT) take the position that their regulations prohibiting unfair and deceptive advertising practices apply to us. In this regard, the FTC recently released guidance to Internet search companies concerning the inclusion of paid advertising and paid placement within search engine results. The guidance announced the FTC staff’s view that Internet search engines that fail to identify and disclose paid placement and paid advertising may be misleading consumers and may thus violate federal law. Although we do not believe that we constitute a “search engine,” the FTC has indicated that its guidance may apply to advertising and placement on travel websites.

     We also are indirectly affected by regulatory and legal changes or uncertainties relating to travel suppliers and computer reservation systems. For example, heightened security procedures applicable to airline travel may affect the demand for such travel. Another example is the DOT’s current review of its rules concerning computer reservations systems. DOT could choose to extend some or all of these rules to online services that sell airline tickets. The current rules are effective through January 31, 2004. If the DOT elects to regulate online travel service providers’ fare displays, which is possible but does not presently appear likely, it may limit our ability to merchandise air travel.

     The underlying services and goods that we sell, such as hotel rooms, vacation rentals and car rentals, are regulated domestically and internationally. Because these regulations directly affect the hotels, vacation rentals, automobile rentals, etc., that we offer, they may affect our business. The laws and regulations applicable to hotels, vacation rentals, automobile rentals, etc., are subject to change and we are unable to predict what changes in law may be adopted and the potential impact on our business.

Regulation of the Internet

     Currently, relatively few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to our business, we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and foreign legislation specific to online businesses such as Hotels.com.

     Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and foreign level) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase its cost of doing business. We cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on our business.

Regulation of Personally Identifiable Information

     Our customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, telephone number, or e-mail address. This information is used to respond to and fulfill customer requests for products and services offered by our marketing partners and us. We post privacy policies for most of our Internet websites concerning our use and disclosure of user data.

     Privacy has received substantial attention from federal, state and foreign governments. In many jurisdictions, laws and regulations have been approved, and other proposals receive consideration, to safeguard consumer privacy.

     A number of laws have already been enacted with respect to consumer privacy. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. For online businesses such as our business, the “Unsolicited Electronic Mail Act of 1999” has been enacted to protect individuals, families, and Internet service providers from unsolicited and unwanted electronic mail, commonly referred to as “spamming.” Additionally, the FTC has authority to police consumer privacy claims made by companies. For example, a claim that a company has violated privacy standards that it has told consumers that it would follow may be actionable by the FTC.

     Pending proposals vary substantially and it is uncertain which, if any, may become law. For example, a proposal that did not become law, but was approved in 2002 by the U.S. Senate Committee on Commerce, Science and Transportation after being amended, originally distinguished between online and offline transactions for purposes of privacy such that sellers of the same product or service online and offline (including Hotels.com) would be required to treat customer information from those sales differently. Some proposals allow companies to make use of customer information for various purposes provided that consumers are given a choice and do not “opt-out” of such uses, while other proposals would prevent companies from using such information for various purposes unless consumers are given a choice and explicitly authorize such use, e.g., “opt-in.”

     Most states have enacted or are considering legislation to regulate the protection of consumer information on the Internet. Much of this legislation is focused on financial institutions and health care providers. The legislation that has become state law is a small percentage of the number of proposals still pending, and is similar to what has been enacted at the federal level.

     The primary foreign privacy regulations to which our international operations are subject are Canada’s Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive:

•	Canada: The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protection concerning transactions with businesses and organizations in the private sector. PIPEDA recognizes an individual’s right to privacy of their personal information. Additionally, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA will extend to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

•	Europe: Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending or receiving personal data from any of the EU member states. Not all of the EU member states have implemented this Directive in a uniform and consistent fashion.

Effective July 25, 2000, the EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC or the Department of Transportation (which has authority over “ticket agents”) if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

On July 31, 2002, the EU promulgated its E-Mail Marketing Directive, which provides that the prior explicit consent of a consumer is required before e-mail, fax or automatic calling machines can be used to direct market to that consumer. Because implementation is not required until October 31, 2003, it remains to be seen how the Directive will be translated into national law by member states. It is likely that our subsidiaries operating in Europe will need to adapt their practices.

We cannot predict whether any of the proposed federal, state and foreign privacy legislation currently pending will be enacted and what effect, if any, it would have on our business.

Taxes

     Current U.S. economic conditions are triggering active consideration of stimulus measures by some governments, particularly the federal government, and pressure to generate additional tax revenue, such as at state governments. We cannot predict what changes in tax law or interpretations of such laws may be adopted to assure that such changes or interpretations would not materially impact our business.

     Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet–based sales, and these taxes could decrease the demand for our products and services or increase our cost of operations.

     Some states and localities impose a transient occupancy tax or transient accommodations tax, or a form of sales tax, on the use and occupancy of accommodations. Such taxes are normally collected from the consumer at the time of use. Consistent with industry practice, we pay taxes to the lodging properties based on the rate the lodging property charges and recover the amount paid to the lodging property from the customer. Some tax authorities may assert that in some circumstances we should collect and remit such taxes on that part of the charge to customers that serves as compensation to us for booking services. We have not paid nor agreed to pay such taxes and intend to defend our position vigorously. We believe that we have complied with the law in all or most jurisdictions; however, we are currently conducting an on-going review and interpretation of the tax laws in various states and jurisdictions surrounding state and local sales and occupancy taxes. Should a jurisdiction prevail on such a claim, we may consider limiting liability for future transactions in that jurisdiction by passing on such taxes to the consumer.

Certain Concentrations

     In January 2000, we entered into a long-term affiliation and marketing agreement with Travelocity. Under this agreement, Travelocity markets our hotels and other lodging accommodations on its website, and in return we pay it a commission based upon revenue generated for us. The term of the agreement expires on July 31, 2005. For 2002, 2001 and 2000, 17.7%, 18.0% and 10.5%, respectively, of our total revenue was derived through our agreement with Travelocity.

     We believe that in 2003 and subsequent years, the dollar amount of revenue we derive through the Travelocity agreement will continue to grow, but the percentage of our total revenue is likely to decline as a result of our various other growth initiatives, including (a) the growth of our branded website, hotels.com, (b) the expansion of revenue through other existing marketing and distribution partners, (c) the addition of new marketing and distribution relationships, (d) international expansion, (e) the expansion of revenue from other lodging products such as vacation rentals, and (f) acquisitions.

     In connection with the Travelocity agreement, we issued to Travelocity a performance warrant to acquire up to 2,447,955 shares of our class A common stock with an exercise price of $16.00 per share, our initial public offering price, the vesting of which was to be subject to achieving certain performance targets. As of December 31, 2002, 475,171 of the shares underlying the performance warrant had not yet vested. In order for the remaining shares underlying the performance warrant to vest fully, Travelocity, among other things, must generate over $397.0 million in additional revenue through Hotels.com prior to the expiration of the Travelocity agreement on July 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Cash Distribution and Marketing Expense” for further discussion of the performance warrant.

     Under the terms of our agreement with Travelocity, we are the exclusive third-party provider of negotiated rate hotel rooms (excluding those hotel rooms sold by Travelocity as part of a travel package) in 80 of our markets, including New York, Las Vegas, Orlando, Chicago and others. Over 81.1% of our total revenue (from all sources, including Travelocity) was derived from these 80 markets in 2002.

Employees

     As of December 31, 2002, we had approximately 1,150 employees. We have never experienced a work stoppage and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

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

     These forward-looking statements are subject to risks, uncertainties and assumptions that may affect the operations, performance, development and results of our business and include, but are not limited to, the risk factors described under the section “Risk Factors” in this report, and the following:

•	material adverse changes in economic conditions generally or in our markets;

•	future regulatory or legislative actions and conditions in our operating areas;

•	competition from others;

•	the ability to expand into and successfully operate in international markets;

•	product demand and market acceptance;

•	the ability to protect proprietary information and technology or to obtain necessary licenses on commercially reasonable terms;

•	the ability to obtain and retain key executives and employees;

•	acts of terrorism; and

•	war or political instability.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Risk Factors

     In the future, if we are unable to obtain arrangements with lodging suppliers similar to those we currently have, our business may suffer. If we are unable to maintain satisfactory relationships with our existing lodging suppliers or if our lodging suppliers establish similar or more favorable relationships with our competitors, our operating results and our business would be harmed because we would not have the necessary supply of rooms to satisfy the needs of our customers or our marketing and distribution partners. Consequently, we would not be able to successfully compete for customers. Our business depends significantly upon our ability to contract with lodging properties in advance for volume purchases and guaranteed availability. We rely on our suppliers to provide us with rooms at wholesale prices. However, our contracts with suppliers are not exclusive and most must be renewed annually. At times in the past, lodging properties have reduced our allotment of rooms or renewed our contracts on less favorable terms and they may do so again in the future. Furthermore, in order to maintain and grow our business, we will need to establish new arrangements with lodging properties in our existing markets and in new markets. There can be no assurance that we will be able to identify appropriate hotels or enter into agreements with those hotels on favorable terms, if at all. This failure could harm the growth of our business and, consequently, our stock price.

     If we are unable to maintain our marketing and distribution partnerships or obtain new marketing and distribution partnerships with other travel service providers, we may lose access to customers and face increased competition. We derive significant benefits, including revenue and customer awareness, from our arrangements with leading travel websites on the Internet. Although we currently have marketing and distribution agreements with these travel companies, they also may compete with us for hotel bookings. If a substantial number of these companies were to terminate their marketing and distribution partnerships with us, we would lose access to their customers. Alternatively, if our marketing and distribution partners offer their own lodging accommodations or if they develop relationships with our competitors, we would face increased competition for customers. A loss of distribution could be detrimental to our ability to maintain or enhance our relationships with our suppliers. The failure or loss of these distributions would impair our growth strategy because we would lose access to customers and face increased competition and, consequently, the profitability of our business could suffer.

     Our operating results fluctuate because our reliance upon leisure travel. Our operating results fluctuate because our business is seasonal and because we rely significantly upon revenue from leisure travelers. Therefore, there are numerous factors beyond our control that affect our operating results. For any of the reasons listed below, or for other reasons we do not presently anticipate, it is possible that our operating results will be below market expectations, including the expectations of financial analysts and investors.

     Leisure travelers are typically sensitive to discretionary spending levels, tend to curtail travel during general economic downturns and are affected by other trends or events that may include:

•	bad weather or natural disasters;

•	fuel price increases;

•	travel-related accidents;

•	hotel, airline or other travel-related strikes;

•	financial instability of the airline industry;

•	terrorism; or

•	war or political instability.

                    Other factors that may adversely affect our quarterly operating results include, but are not limited to:

•	the number of rooms we are able to sell;

•	our ability to expand into new markets;

•	our ability to develop strong brand recognition and customer loyalty;

•	our ability to increase the level of traffic on our websites;

•	our ability to retain or expand our wholesale supply arrangements, obtain satisfactory discounts or obtain sufficient inventory of rooms; and

•	the announcement or introduction of lower prices or new travel services and products by our competitors.

     We are controlled by USA and, as a result, our other stockholders will have little or no influence over stockholders’ decisions. USA currently owns 38,999,100 shares of our class B common stock, which has 15 votes per share compared to one vote per share of our class A common stock. Consequently, USA controls approximately 97.0% of the total voting power of our common stock and, therefore, effectively has the right to control the outcome of any matter submitted to a vote or for the consent of our stockholders, except for matters as to which a separate class vote of the holders of class A common stock is required by Delaware law. In addition, officers and directors of USA comprise a majority of our board of directors. As a result, USA may be able to cause changes to our company or to our business without the approval of the other members of the board and without seeking the approval of any other person. These changes may not be to our advantage or in the best interest of our other stockholders.

     We may face potential conflicts of interest with USA, which may harm our business. Conflicts of interest may arise between us, on the one hand, and USA and its affiliates, on the other hand, in areas relating to past, ongoing and future relationships, corporate opportunities, indemnity agreements, tax and intellectual property matters, potential acquisitions or financing transactions, sales or other dispositions by USA of shares of our common stock held by it and the exercise by USA of its ability to control our management and affairs. For example, USA is engaged in a diverse range of businesses, such as Expedia, Home Shopping Network and Ticketmaster, and these businesses may have interests that conflict with or overlap in some manner with our business. In particular, USA’s Expedia subsidiary, which is much more widely known than we are, offers products and services similar to those we offer. In addition, on March 19, 2003, USA and Expedia announced an agreement under which USA would acquire all of the stock of Expedia that it does not already own. USA is under no obligation to share any future business opportunities available to it with us, unless Delaware law requires it to do so, and our restated certificate of incorporation specifically includes provisions that release USA from this obligation and any liability that would result from a breach of these obligations. There can be no assurance our business will not be harmed by, or our financial condition or results of operations will not be negatively impacted by, any conflicts that may arise between us and USA or any of its affiliates, including Expedia, any loss of a corporate opportunity to USA or any of its affiliates, including Expedia, that may otherwise be available to us, or any engagement by USA in any activity that is similar to our business because these conflicts of interest or loss of a corporate opportunity could result in a loss of customers and, therefore, business.

     Our business may suffer if tourism or business travel to New York declines. We derived approximately 16.9% of our total revenues in 2002 from the New York market. If tourism or business travel to New York were to decline significantly for any reason, including further acts of terrorism or war or political instability, our business may suffer.

     Our business may suffer if Travelocity terminates its marketing and distribution agreement with us. We derived approximately 17.7% of our total revenues in 2002 through our marketing and distribution agreement with Travelocity. The term of the marketing and distribution agreement expires on July 31, 2005. If Travelocity fails to renew the marketing and distribution agreement or if terminates the marketing and distribution agreement early for any reason, our business may suffer.

     The travel industry, particularly the market for lodging accommodations, is highly competitive. If we do not compete successfully, we will not be able to attract customers and maintain our arrangements with our hotel suppliers. We primarily compete with other consolidators of hotel accommodations, online travel reservation services and entities that maintain travel-related websites, traditional travel agencies and hotels. We may face more competition, directly or indirectly, from lodging properties as they enter the discount rate market or book discount accommodations through travel agents. During 2002, five major hotel chains and Pegasus Solutions began to market lodging accommodations over the Internet through Travelweb.com and other websites using a “merchant” business model similar to our business model. In addition, the proliferation of special rate offers by lodging properties may affect the rates that we can charge our customers, which would affect our profit margins and, in turn, our business results. Increased competition could reduce our operating margins and profitability, result in loss of market share and diminish our brand recognition.

     Some of our actual and potential competitors may have competitive advantages, such as longer operating histories, larger customer bases, potential to offer greater selection at better prices, greater brand recognition, more website traffic, or significantly greater financial, marketing or other resources. We cannot assure you that we will be able to compete successfully against current and future competitors.

     Because our business has grown so rapidly, our business could suffer if we do not successfully manage this growth and potential future growth. Our business has grown very quickly in its few years of operation. We have rapidly expanded our operations and anticipate further expansion. We began operations in 1991, and since then, we have launched our online operations, expanded the number of destinations we offer and increased the number of lodging properties with which we have supply arrangements. In addition, we entered into our first Internet marketing arrangement in 1995 and implemented our first proprietary website in 1997. These changes have increased our volume of sales and have placed, and we expect they will continue to place, a strain on our management and operational resources. There can be no assurance that we will be able to efficiently or effectively manage the growth of our operations and any failure to do so may limit our future growth and hamper our business strategy.

     The amortization of deferred distribution and marketing expenses resulting from the issuance of performance warrants and potential future warrant issuances will have an adverse impact on our future operating results, the magnitude of which is difficult to predict. We issued a performance warrant to Travelocity in connection with the execution of a marketing and distribution agreement in January 2000 and amended the terms of the performance warrant in March 2001. To the extent earned, the value of the performance warrant will be recorded as a non-cash deferred distribution and marketing expense. In addition, pursuant to other marketing and distribution agreements, we may be required to issue additional warrants in the future if certain performance goals are met, the value of which would also be recorded as additional non-cash deferred distribution and marketing expense when such warrant is issued.

     At this time, we cannot determine the amount of this expense because we do not know to what degree we will achieve the performance targets, or the value of the warrants when vested or issued. If our stock price rises significantly during the term of these marketing and distribution relationships, the value of the warrants when vested or issued will increase. If the amount of that expense increases, it will have an adverse effect on our income and operating results. If we are forced to expense the entire performance warrant in one year, the effect on our net income and operating results for that year will be even more adverse. For a more detailed description of the potential financial impact of the warrants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-Cash Distributing and Marketing Expense.”

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

     Acquisitions, which may expose us to risks that could significantly harm our business, are a part of our growth strategy. One part of our growth strategy is to broaden the scope and content of our existing business through acquisitions. Although we are not currently committed to any particular acquisitions, our management regularly evaluates acquisition opportunities as a way for us to grow our business. Our failure to successfully complete acquisitions could adversely affect our ability to compete. Even if we are successful in acquiring and integrating businesses, the acquisitions may be time-consuming, costly or unwise, which may cause our acquisitions not to have the desired or predicted effects on our operating results and may adversely affect our growth strategies. Acquisitions that are completed in the future would expose us to potential risks, including risks associated with the assimilation of new operations, sites and personnel, unforeseen liabilities, the diversion of resources from our existing businesses, sites and technologies, the inability to generate sufficient revenue or content to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

     We could be liable for breaches of security on our websites and fraudulent transactions by users of our websites. In our business, secured transmission of confidential information (such as customers’ itineraries, hotel and other reservation information, credit card numbers and expiration dates, personal information and billing addresses) over public networks is essential to maintaining consumer and supplier confidence. Although we employ measures such as encryption technology, our current security measures may not be adequate. Security breaches also could expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer or supplier information and could have a detrimental effect on our reputation and could adversely affect our ability to attract customers. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions, failure to mitigate such fraud may adversely affect our operating results.

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

     We currently hold the Internet domain name “hotels.com,” as well as various other related names. Domain names generally are regulated by Internet regulatory bodies in the United States and foreign countries, and the regulations are subject to change. Regulatory bodies could modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names in all of the countries in which we conduct business utilizing the terms “hotels” or “hotels.com.” We are aware that other entities or persons have already registered domain names utilizing the term “hotels” or “hotels.com.” For example, others have registered the domain names wwwhotels.com, hotels.net, and hoteles.com in the United States and hotels.fr and hotels.de in France and Germany, respectively. If we are unable to purchase these names on commercially reasonable terms or in the event we were otherwise to lose the ability to use a domain name in a particular country, we would be forced to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging.

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

     Our expansion into international markets may make us susceptible to global economic factors, foreign tax law issues, foreign business practices, currency fluctuations and fluctuations in international travel. Our international operations are an increasing portion of our business. Our addition of international destinations may require us to make significant investments to develop relationships in these locations for an extended period of time before we realize returns on these investments, if any. Providing our customers with international destinations to choose from may subject us to particular risks, including:

•	a decrease in tourism due to adverse political and economic conditions;

•	a decrease in tourism due to concerns about the risks of international flights related to terrorism;

•	fluctuations in the value of the U.S. dollar relative to other currencies;

•	potentially adverse tax consequences;

•	reduced protection for intellectual property rights and domain names in some countries;

•	additional regulatory requirements; and

•	increased seasonality.

     If we do not realize increased sales from our international operations, our profitability could suffer because of the investment we expect to make in this effort.

     We may be subject to occupancy or similar taxes for past sales and our future sales may decrease if we are required to collect such taxes. Most states and local taxing jurisdictions impose sales, occupancy or other similar taxes on the sale of hotel rooms. In accordance with longstanding industry practice, we pay occupancy taxes to the hotels based upon the amount that they charge us, and we recover that amount from our customers. One or more states or local taxing jurisdictions may seek to impose sales, occupancy or other tax collection obligations on us and other Internet travel companies. A successful assertion by one or more states or local taxing jurisdictions that we should collect sales or occupancy taxes on the sale of hotel rooms could result in substantial tax liabilities for past sales, decrease our ability to compete with other Internet travel companies not subjected to collecting sales and occupancy taxes and otherwise harm our business.

     System interruption and the lack of integration and redundancy in our information systems may affect our business. Customer access to our websites directly affects the volume of lodging accommodations and other travel products that we book and the services we offer and thus affects our net revenue and net bookings. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently fulfilling orders or providing services to third parties, which may reduce our net bookings and net revenue and the attractiveness of our products and services. To prevent system interruptions, we continually need to add additional software and hardware and upgrade our systems and network infrastructure to accommodate both increased traffic on our websites and increased sales volume. Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins and similar events or disruptions. Any of these events could cause system interruptions, delays and loss of critical data, and could prevent us from accepting and fulfilling customer bookings. Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

     Our business may suffer if we are unable to execute our new vacation packages product line successfully. We launched a new product line, vacation packages, in March 2003. Vacation packages are more complex products than our other lodging offerings and require us to be able to combine customer-selected air, lodging and car components into a single vacation package. We cannot assure you that we will be successful in our vacation package product line or that we will be able to compete successfully with our competitors who offer vacation packages.

     Our operating results fluctuate because of seasonality. Historically, we have often experienced higher sales and gross profits in the fourth quarter during the heavy domestic holiday travel season because of the travel patterns of our customers; however, during the fourth quarter of 2002 our sales and gross profits were flat compared to the third quarter of 2002, reflecting the increase in the portion of our business from sales of our international properties and a sudden and unexpected decline in average daily rates. Generally, our international sales rise during the second quarter, peak during the third quarter and decline during the first and fourth quarters. We expect additional seasonality in the future as our international sales increase.

Available Information

     Our principal website is www.hotels.com. Hotels.com makes available free of charge, on or through its website, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (SEC). Information contained on our website is not part of this report.

Item 2. Properties

     Our operations are headquartered in Dallas, Texas, where we lease an aggregate of approximately 73,340 square feet of office space. The lease for this space expires in 2010. In addition, we lease approximately 47,700 square feet of office space for our former headquarters. The lease for this space expires in 2003.

     TravelNow.com’s offices are located in Springfield, Missouri, where it leases approximately 15,000 square feet of office space. The lease for this space expires in 2009.

     We lease approximately 14,100 square feet of office space in Pharr, Texas. The lease for this space expires in 2006. We also lease approximately 7,600 square feet of office space in Pharr, Texas. This lease expires in 2004. In addition, we lease approximately 12,700 square feet of office space in Ft. Worth, Texas. This lease expires in 2003. We lease approximately 6,800 square feet of office space in Miami, Florida. The lease for this space expires in 2006. We lease approximately 6,000 square feet of office space in Paris, France. This lease expires in 2009.

     We also lease office space in Atlantic City, New Jersey; Burbank, California; Grand Haven, Michigan; New Orleans, Louisiana; and Hong Kong SAR, China.

Item 3. Legal Proceedings

     In re Hotels.com, Inc. Shareholders Litigation, No. 19662-NC (Delaware Court of Chancery). On June 2, 2002, the Company’s Board of Directors received a letter from its majority shareholder, USA, announcing USA’s intention to make an exchange offer in the near future for the shares of Hotels.com that it does not currently own. The Board of Directors formed a Special Committee on June 3, 2002, composed entirely of independent directors to review and evaluate the possible offer by USA if and when the offer is made. On June 3, 2002, the following complaints were filed against the company, the Board of Directors of Hotels.com and USA in Chancery Court in New Castle County, Delaware: David Goldstein, et al. v. Barry Diller, et al.; Wilhelm Unger, et al. v. Hotels.com, et al.; Howard Keebler, et al. v. Hotels.com, et al.; Chavy Weisz, et al. v. Elan J. Blutinger, et al.; and Robert Kemp, et al. v. David Litman, et al. The complaints generally allege that the transaction would be a breach of fiduciary duty and that the indicated exchange ratio is unfair. Each of the complaints seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. The actions were subsequently consolidated under the caption In re Hotels.com, Inc. Shareholders Litigation, No. 19662-NC (Delaware Court of Chancery). On December 16, 2002, the plaintiffs in the consolidated actions agreed that all of the defendants have an indefinite extension of time in which to respond to the complaints in those lawsuits, pending a determination by the plaintiffs whether they will proceed with the lawsuits. We believe that the allegations in these actions are without merit and will defend vigorously against them should a defense be necessary.

     In re Hotels.com Securities Litigation, No. 3-03CV00069 (U.S. District Court, N.D. Tex). Between January 10, 2003 and February 13, 2003, several purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas against us and three of our executives. These actions purport to be brought on behalf of purchasers of our common stock during the period from October 23, 2002 to

January 6, 2003 (the Class Period), and make certain claims under the federal securities laws. Specifically, the complaints allege that during the Class Period, the defendants knowingly (i) made certain materially false and misleading public statements, in a press release and two press interviews, with respect to the anticipated performance of our company during the fourth quarter of 2002 and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The complaints assert that the individual defendants profited from the rise in our share price caused by their public statements through sales of our stock during the Class Period. The complaints further allege that as a result of our announcement on January 6, 2003 of a downward revision of our guidance for the fourth quarter of 2002, our share price declined precipitously. The plaintiffs seek certification of a class of all non-defendant purchasers of our stock during the Class Period and seek damages in an unspecified amount suffered by the putative class. The plaintiffs and the defendants have agreed to consolidate these actions into a single action bearing the title In re Hotels.com Securities Litigation, No. 3-03CV00069 and an order to that effect has been submitted to the court for its approval. We believe that these lawsuits are without merit, and the defendants intend to defend vigorously against them.

     Pomilio-Wilson v. Blutinger, et al., No. 03-00349J (191st Dist. Ct., Dallas County, Tex.). In a related development, on January 14, 2003, a shareholder derivative action was filed against Hotels.com (as a nominal defendant only), and a number of current and former officers and directors of Hotels.com. The Pomilio-Wilson lawsuit, Anita Pomilio-Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger, et al., No. 03-00349, arises out of substantially the same events and circumstances as the putative class action described above. The gravamen of the complaint is that the nine individual defendants who sold shares in Hotels.com during the period from October 25 to December 3, 2002, breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The complaint also alleges that all of the individual defendants aided and abetted the selling defendants’ breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The complaint seeks imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants’ alleged breaches of fiduciary duty. We believe that this lawsuit is without merit, and the defendants intend to defend vigorously against it.

     MetroGuide.com, Inc. v. Hotel Reservations Network, Inc. et al., No. 03-20170 (U.S. District Court, S.D. Fl). On January 27, 2003, MetroGuide.com, one of our marketing and distribution partners, sued us in federal court in Miami, Florida. The lawsuit alleges that we encouraged our other marketing and distribution partners to infringe on MetroGuide.com’s copyrighted content from its websites and competed unfairly with MetroGuide.com through the use of predatory advertising and link farms. MetroGuide.com seeks injunctive relief and damages in an unspecified amount. MetroGuide has agreed to an extension of time until April 30, 2003 to file an answer to the complaint. We believe that the allegations are without merit and intend to defend vigorously against it.

     In the ordinary course of business, we and our subsidiaries are parties to litigation involving property, contract and other claims. Although there can be no assurance in this regard, the amounts that may be recovered in these matters are not expected to be material to our financial position or operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Class A Common Stock

     Our class A common stock is quoted on The Nasdaq Stock Market (“NASDAQ”) (Symbol: ROOM). We completed our initial public offering of our class A common stock on February 25, 2000.

     The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for our class A common stock on NASDAQ:

	High	Low

Year Ended December 31, 2001
First Quarter	$39.94	$25.00
Second Quarter	48.50	25.00
Third Quarter	53.16	20.06
Fourth Quarter	47.20	22.92
Year Ended December 31, 2002
First Quarter	$69.01	$42.95
Second Quarter	64.80	40.47
Third Quarter	51.70	35.00
Fourth Quarter	74.96	42.66

     There were 44 stockholders of record as of March 5, 2003 and the closing price of our class A common stock that day was $46.19. The number of stockholders does not include beneficial owners of our class A common stock whose shares are held in “street name.”

Class B Common Stock

     USA is the only holder of record of our class B common stock and owned 38,999,100 shares as of March 5, 2003. As a result, there is no established public trading market for our class B common stock.

Dividends

     We have not paid cash dividends on our common stock to date and do not anticipate paying cash dividends in the immediate future.

Recent Sales of Unregistered Securities

     On October 15, 2002, we issued 79,627 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the company. The exercise price of the warrant was $16.00.

     On October 24, 2002, we issued 23,344 shares of our class A common stock upon the exercise of warrants previously issued to a strategic partner of the company. The exercise price of the warrant was $16.00.

     The transactions described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as a transaction by an issuer not involved in any public offering.

Item 6. Selected Financial Data

     The following table presents selected summary financial data of our company and our predecessor business. The data was derived from our audited financial statements and our predecessor’s audited combined financial statements and reflects the operations and financial position of our company or our predecessor business at the dates and for the periods indicated. The table also presents summary unaudited pro forma combined condensed financial data as of and for the year ended December 31, 1999. The pro forma combined condensed statements of operations data gives effect to the acquisition of substantially all the assets of our predecessor business and to the capital transactions that occurred in connection therewith as if they had occurred on January 1, 1999. The information in this table should be read in conjunction with the financial statements and accompanying notes and other financial data pertaining to our company and our predecessor business as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Predecessor		Company

	Actual		Actual		Pro Forma			Actual

		Period	Period
	Year Ended	January 1	May 11 to		Year Ended			Year Ended
	December 31,	to May 10,	December 31,		December 31,			December 31,

	1998	1999	1999		1999 (1)		2000	2001	2002

			(in thousands, except for per share and other data)
Statement of Operations Data:
Net revenue	$66,472	$37,701	$124,113		$161,814		$327,977	$536,497	$945,373
Operating costs and expenses:
Cost of sales	45,665	26,117	87,239		113,356		225,793	370,279	657,639
Selling, general and administrative(2)(3)	9,692	5,971	17,983		24,126		49,543	84,769	157,129
Officers’ distributions(2)	10,126	—	—		—		—	—	—
Non-recurring acquisition-related costs(4)	—	20,257	—		—		—	—	—
Non-cash marketing and distribution expense	—	—	—		—		4,260	16,976	19,618
Amortization of Goodwill	—	—	12,897		38,490		38,490	46,394	—
Depreciation and other amortization	231	119	340		459		725	2,268	5,486

Total operating costs and expenses	65,714	52,464	118,459		176,431		318,811	520,686	839,872

Operating profit(loss)	758	(14,763)	5,654		(14,617)		9,166	15,811	105,501
Other income:
Interest and other, net	911	429	889		1,318		8,448	8,313	5,483
Gain on sale of securities	74	471	—		471		—	—	—
Loss on disposition of assets	—	—	—		—		—	—	(78)

Total other income	985	900	889		1,789		8,448	8,313	5,405

Earnings(loss) before income taxes	1,743	(13,863)	6,543		(12,828)		17,614	24,124	110,906
Income tax expense(5)	(5)	—	(2,421)		—		(6,782)	(11,217)	(38,817)

Net income(loss)(6)	$1,738	$(13,863)	$4,122		$(12,828)		$10,832	$12,907	$72,089

Basic net income(loss) per common share(6)(7)			$0.11		$(0.24)		$0.21	$0.23	$1.25

Diluted net income(loss) per common share(6)(7)			$0.11		$(0.24)		$0.20	$0.23	$1.23

Basic weighted average shares outstanding (7)			38,999		52,774		52,774	56,260	57,730
Diluted weighted average shares outstanding(7)			38,999		52,774		53,580	57,343	58,639
Balance Sheet Data (end of period):
Cash and cash equivalents	$4,964	$25,193	$2,933		$2,933		$51,037	$44,269	$6,058
Marketable securities	7,672	4,588	4,906		4,906		118,413	165,581	$377,661
Deferred revenue	7,299	19,293	16,447		16,447		31,221	37,679	$76,356
Net working capital (deficit)(8)	(1,856)	(3,311)	(44,754)		(44,754)		107,106	142,816	$242,186
Goodwill, net	—	—	187,411		187,411		354,904	362,464	$369,743
Total assets	14,544	32,127	204,250		204,250		562,328	648,576	$846,884
Current liability for amounts due under purchase agreement(8)	—	—	17,500		17,500		—	—	—
Net stockholders’ equity (deficit)(8)	(852)	(2,129)	146,347		146,347		484,195	541,888	657,736
Other Data:
Total room nights sold	442,000	295,000	934,000		1,229,000		2,433,000	4,190,000	7,838,000
Cash Flow Data:
Operating activities	$8,849	$17,223	$20,439		$37,662		$82,083	$102,961	$183,124
Investing activities(8)	(4,214)	3,006	(159,819	)(7)	(156,813	)(7)	(124,440)	(117,327)	(244,883)
Financing activities(8)	(2,499)	—	142,313	(7)	142,313	(7)	90,461	7,598	23,548
Adjusted EBITDA (9)	11,116	(14,644)	18,891		24,332		52,641	81,449	130,605

(1)	Pro forma statements of operations data gives effect to the elimination of officers’ distributions and non-recurring, acquisition-related costs, amortization of goodwill, interest expense and pro forma income taxes.

(2)	Our predecessor business distributed substantially all of its earnings before taxes to its officers and recorded the distributions as expense. Pro forma statement of operating data for 1999 does not include officers’ distributions and assumes that officers’ salaries under the new compensation arrangements were effective January 1, 1999. Officers’ salaries are included in selling, general and administrative expenses.

(3)	Reflects reclassification of performance-based marketing and distribution partner fees from cost of sales to selling, general and administrative expenses, resulting in an increase to gross profit of $2.6 million and $0.2 million for the twelve months ended December 31, 1999 and 1998, respectively.

(4)	Our predecessor business paid discretionary bonuses of $0.4 million to its employees (other than the officers) and incurred $0.2 million of professional and advisory fees related directly to the acquisition. Our predecessor business recorded a compensation charge of $19.7 million related to an agreement that the principal owners of our predecessor business had with an employee.

(5)	As of January 1, 1997, our predecessor business elected to be taxed as a subchapter S corporation and, as a result, did not pay federal income taxes. As of May 11, 1999, in connection with our acquisition of our predecessor business, we elected to be taxed as a subchapter C corporation as part of USA’s consolidated group until the completion of our initial public offering. Since the initial public offering, we pay taxes separately from USA on our taxable income.

(6)	The following table adjusts our reported net earnings and basic and diluted earnings per share to exclude amortization expense related to goodwill and other intangible assets with indefinite lives as if Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” was effective January 1, 2000:

	Year Ended December 31,

	2000	2001	2002

Net Earnings Available To Common Shareholders
Reported net income available to common shareholders	$10,832	$12,907	$72,089
Add: goodwill amortization, net of taxes	23,671	39,982	—

Net income available to common shareholders – as adjusted	$34,503	$52,889	$72,089

Basic earnings per common share	$0.21	$0.23	$1.25
Add: goodwill amortization, net of taxes	0.44	0.71	—

Adjusted basic earnings per common share	$0.65	$0.94	$1.25

Diluted earnings per common share	$0.20	$0.23	$1.23
Add: goodwill amortization, net of taxes	0.44	0.69	—

Adjusted diluted earnings per common share	$0.64	$0.92	$1.23

(7)	Pro forma statement of operations for the twelve months ended December 31, 1999 assumes the same number of shares outstanding as 2000 for comparison purposes.

(8)	For the period May 11 to December 31, 1999, cash flow used in investing activities includes $158.0 million of cash used in connection with the acquisition of our predecessor business. Cash flow from financing activities includes $142.3 million of net capital contributions by USA.

(9)	Adjusted EBITDA is defined as income from operations, plus depreciation, amortization of non-cash distribution and marketing expense, non-cash compensation, amortization of other intangibles (including goodwill) and, with respect to the twelve months ended December 31, 1998, excludes officers’ distributions made by our predecessor business. We believe that Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue (Adjusted EBITDA Margin) provides investors and analysts with useful information concerning our cash operating profits and cash operating margins, and assists investors and analysts in comparing us with other industry peers. Furthermore, we have historically used Adjusted EBITDA and

Adjusted EBITDA Margin as an internal measure of our performance. We believe that Adjusted Net Income and Adjusted EPS are logically derived from Adjusted EBITDA and are similarly useful to investors and analysts. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of financial performance or liquidity prepared in accordance with generally accepted accounting principles. Adjusted EBITDA may not be comparable to calculations of similarly titled measures presented by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this report. The following discussion and the information included under “Risk Factors” contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors.”

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes elsewhere in this report beginning on page 31. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events may differ materially from those described in these forward-looking statements due to a number of factors. You should read the information in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained in “Item 1. Business” for information about our presentation of forward-looking information.

Overview

     We contract with hotels and other lodging properties in advance for volume commitments and guaranteed availability of rooms at wholesale rates and make these lodging accommodations available to our customers through our websites and toll-free call centers and through third-party marketing and distribution agreements. At December 31, 2002, we had room supply agreements with over 7,700 lodging properties in 325 major markets in North America, Europe, the Caribbean and Asia.

     In general, we bill a customer’s credit card in full when a reservation is booked and pay the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out, at which time revenue is recognized. Accordingly, prepaid bookings represent payments received for revenue to be recognized in the future. We also impose a change/cancellation fee that is recorded as revenue upon change/cancellation of a reservation. Because our customers pay us when a reservation is booked, charged or cancelled and we do not pay a lodging property until after a guest has departed, we are able to operate with limited or even negative working capital.

     In 2001, following our acquisition of TravelNow.com Inc., we began offering customers the ability to book hotel rooms at over 40,000 hotels (in addition to the hotels with which we have wholesale supply agreements) in over 5,000 cities, air travel on 300 airlines and car rentals through over 60 car rental companies. We have developed proprietary software to interface with GDS systems and to provide customers with access to real-time information regarding the availability and rates of such travel providers and the ability to book reservations online. We earn a commission on the booking of such travel products, either as a percentage of the gross dollar value of the travel booking or as a fixed dollar amount per booking.

     On May 10, 1999, we completed our acquisition of our predecessor business. The total purchase price paid through September 30, 2000 was $406 million, which is comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note that was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business, which represented 10% of the aggregate value of our company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000; and $81.6 million related to 5.1 million shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the company’s obligation for contingent payments based on operating performance for the twelve-month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering.

Results of Operations

     The following table presents results of operations data for our company, as well as pro forma operations data as a percentage of total net revenue for the periods presented.

	Year Ended December 31,

	2000	2001	2002

Net revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of sales	68.9%	69.0%	69.6%
Selling, general and administrative	15.1%	15.8%	16.6%
Non-cash marketing and distribution expenses	1.3%	3.2%	2.1%
Amortization of goodwill	11.7%	8.7%	—
Depreciation and other amortization	0.2%	0.4%	0.6%

Total operating costs and expenses	97.2%	97.1%	88.9%

Operating profit	2.8%	2.9%	11.1%

Twelve Months Ended December 31, 2002 vs. Twelve Months Ended December 31, 2001

Revenue

     For the twelve months ended December 31, 2002, we generated revenue of $945.4 million, an increase of 76.2% over the $536.5 million of revenue generated during the twelve months ended December 31, 2001. The increase was primarily attributable to the growth of our new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenue also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities and an increase in room allotments available for sale. We expanded into 147 new markets during 2002, reaching a total of 325 compared to 178 at December 31, 2001, representing an 82.6% increase.

     The increase in revenue was also attributable to the growth of our revenue from international and vacation rental properties. Revenue related to properties located in Europe, Canada, Mexico, the Caribbean and Asia increased 176.5% to $125.7 million in 2002 from $45.5 million in 2001. Revenue from our vacation rentals, which include condominiums, timeshares and vacation homes, increased 147.1% to $25.5 million in 2002 from $10.3 million in 2001.

     In addition, revenue increased as a result of the expansion of our marketing and distribution partner program. Our marketing and distribution partners generate sales of rooms in exchange for commissions based on the amount of revenue generated by us on the sale of such rooms. Revenue derived through our agreement with Travelocity, our largest marketing and distribution partner, accounted for approximately 17.7% of our total revenue for 2002 and 18.0% for 2001.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenue. Gross profit increased 73.1% to $287.7 million in 2002 from $166.2 million in 2001. Gross profit margin for 2002 decreased slightly to 30.4% from 31.0% for the prior year period.

     The decrease in gross profit margin was primarily due to an increase in occupancy tax expense as a result of the additional reserve established in 2002 for the contingent occupancy tax liability. The decrease in gross profit margin was also due to the increase in costs associated with our international accommodations as a result of significant fluctuation in exchange rates during 2002.

Selling, General and Administrative Costs

     Selling, general and administrative costs consist primarily of compensation for personnel, marketing and distribution partner commissions, credit card fees, advertising and promotion, telecommunications and other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 85.4% in 2002 over 2001. As a percentage of net revenue, selling, general and administrative costs increased to 16.6% from 15.8% in 2001.

     The increase in selling, general and administrative expense for the twelve months ended December 31, 2002 over the same period for 2001 was due to an increase in advertising costs, including costs associated with the launch and branding of the new hotels.com website and an increase in personnel costs, credit card fees and marketing and distribution partner commissions resulting from the growth in net revenue. The increase in selling, general and administrative expense as a percentage of net revenue for the twelve months ended December 31, 2002 was due to higher advertising and promotion expense as a percentage of net revenue related to the launch and branding of hotels.com, partially offset by a lower expense to sales ratio for personnel cost and marketing and distribution partner commissions.

Non-Cash Distribution and Marketing

     Non-cash deferred distribution and marketing costs of $19.6 million in 2002 consisted of amortization of the fair value of warrants issued to certain marketing and distribution partners with whom we entered into exclusive distribution and marketing agreements and advertising contributed by USA for which we paid no cash consideration. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution and marketing costs in 2002 resulted from the vesting of certain performance warrants that occurred in 2002 and free television advertising provided to us by USA in 2002.

Amortization of Goodwill

     Effective January 1, 2002, we adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are no longer amortized. However, the company is required to perform an impairment test at least annually in accordance with the Statement. There were no impairment losses in 2002 or 2001.

     For the year ended December 31, 2001, goodwill amortization expense amounted to $46.4 million.

Other Income

     Other income relates mainly to interest and dividends earned on marketable securities. Other income for the twelve months ended December 31, 2002 decreased to $5.5 million compared to $8.3 million for the twelve months ended December 31, 2001 due to the lower interest rates and a shift to a higher portion of tax-free investments in 2002 partially offset by a higher invested balance.

Income Tax Expense

     Our effective tax rate for the twelve months ended December 31, 2002 and 2001 was 35.0% and 46.5%, respectively, which reflects the federal and state income taxes. The decrease in the effective tax rate was primarily due to elimination of permanent difference upon the discontinuation of amortization of goodwill for book purposes from January 2002.

Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

Revenue

     For the twelve months ended December 31, 2001, we generated revenue of $536.5 million, an increase of 63.6% over the $328.0 million of revenue generated during the twelve months ended December 31, 2000. The increase was primarily attributable to increased room sales through our Internet sites and from the significant expansion in our marketing and distribution partner program. Our marketing and distribution partners generate sales of rooms in exchange for commissions on those rooms. Sales from marketing and distribution partners accounted for approximately 65.2% of the total revenue in 2001 compared to 54.0% in 2000. Revenue also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities and an increase in room allotments available for sale. We expanded into 81 new markets during 2001, reaching a total of 178 compared to 97 at December 31, 2000, representing an 83.5% increase.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of sales and gross profit corresponds to the growth in net revenue. Gross profit increased 62.7% to $166.2 million in 2001 from $102.2 million in 2000. Gross profit margin for 2001 decreased slightly to 31.0% from 31.2% for the prior year period.

     Gross profit margin declined slightly as a result of our decision to focus somewhat more on acquiring new customers and increasing market share, and on the absolute amount of gross profit dollars, instead of solely on gross profit margin. The decrease in gross profit margin was partially offset by the inclusion of TravelNow.com’s higher margin commission revenue.

Selling General and Administrative Costs

     Selling, general and administrative costs consist primarily of compensation for personnel, marketing and distribution partner commissions, credit card fees, advertising and promotion, telecommunications and other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 71.1% in 2001 over 2000. As a percentage of net revenue, selling, general and administrative costs increased to 15.8% from 15.1% in 2000.

     The increase in selling, general and administrative costs as a percentage of net revenue was a result of a substantial increase in marketing and distribution partner commissions corresponding to the increase in the percentage of net revenue generated through our marketing and distribution partner network and an increase in average commission rates, partially offset by economies of scale recognized in our personnel and telecommunications costs.

Non-Cash Distribution and Marketing

     Non-cash deferred distribution and marketing costs of $17.0 million in 2001 consists of amortization of the fair value of warrants issued to certain marketing and distribution partners with whom we entered into exclusive marketing and distribution agreements, and advertising contributed by USA for which we paid no cash consideration. The warrants were issued in 2000 and are amortized over the term of the warrant agreements. The increase in non-cash deferred distribution and marketing costs in 2001 resulted from additional warrants issued in late 2000, the vesting of certain performance warrants that occurred in 2001 and free television advertising provided to us by USA in late 2001. Non-cash deferred distribution and marketing costs increased substantially in 2001 over 2000 levels as a result of the transactions described in “Non-Cash Distribution and Marketing Expense” below.

Amortization of Goodwill

     Prior to 2002, goodwill was amortized over a life of ten years and related to amounts assigned due to the acquisition of the predecessor business, including contingent payments. The increase in goodwill amortization reflected the acquisition of TravelNow.com.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We completed our initial impairment test as of January 1, 2002 and concluded that no goodwill impairment write–off is necessary. Application of the non-amortization provisions of the statement is expected to result in an increase in income before taxes of approximately $47.2 million per year.

Other Income

     Other income related mainly to interest and dividends earned on marketable securities. Other income for the twelve months ended December 31, 2001 decreased to $8.3 million compared to $8.4 million for the twelve months ended December 31, 2000 due to the lower interest rates and a shift to a higher portion of tax-free investments in 2001 partially offset by a higher invested balance.

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

Adjusted EBITDA

     Adjusted EBITDA is defined as income from operations, plus depreciation, amortization of non-cash distribution and marketing expense, non-cash compensation, and amortization of other intangibles (including goodwill). Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue are presented for informational purposes only and should not be considered as a substitute for the historical financial information presented in accordance with generally accepted accounting principles. We believe that Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue provides investors and analysts with useful information concerning our cash operating profits and cash operating margins and assists investors and analysts in comparing us with other industry peers. Furthermore, we have historically used Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue as an internal measure of our performance.

Hotels.com
Unaudited Combined Condensed Statements of Operations
(in thousands)

	Year Ended December 31,

	2000	2001	2002

Reconciliation of Income From Operations to Adjusted EBITDA:
Income from operations	9,166	15,811	105,501
Adjustments for non-cash expense:
Depreciation	450	1,690	3,284
Amortization – other	275	578	2,202
Amortization of goodwill	38,490	46,394	–
Non-cash marketing and distribution expense	4,260	16,976	19,618

Adjusted EBITDA	$52,641	$81,449	$130,605

     Adjusted EBITDA grew to $130.6 million for the twelve months ended December 31, 2002, from $81.4 million for the twelve months ended December 31, 2001 and $52.6 million for twelve months ended December 31, 2000. Adjusted EBITDA increased 60.4% in 2002 over Adjusted EBITDA for the 2001 period, and Adjusted EBITDA increased 54.7% in 2001 over Adjusted EBITDA for the 2000 period. Adjusted EBITDA as a percentage of net revenue was 13.8% for the twelve months ended December 31, 2002, 15.2% for the twelve months ended December 31, 2001 and 16.1% for the twelve months ended December 31, 2000. The decrease in Adjusted EBITDA as a percentage of net revenue for the 2002 period versus the 2001 period reflects higher selling, general and administrative expenses as a percentage of net revenue primarily attributable to an increase in advertising costs associated with the launch and branding of the new hotels.com website and a slightly lower gross profit margin. The decrease in Adjusted EBITDA as a percentage of net revenue for the 2001 period versus the 2000 period reflects higher selling, general and administrative expenses as a percentage of net revenue primarily associated with the growth in our marketing and distribution partner program and slightly lower gross profit margin.

     Cash flow from operations grew to $183.1 million from $103.0 million for the twelve months ended December 31, 2001 and from $82.1 million for the twelve months ended December 31, 2000. The increase in the operating cash flow can primarily be attributed to the increase in Adjusted EBITDA and the changes in working capital year over year.

Non-Cash Distribution and Marketing Expense

     In connection with several exclusive marketing and distribution agreements, and at the completion of our initial public offering, we issued warrants to certain marketing and distribution partners to purchase 1,428,365 shares of our class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, we recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive marketing and distribution agreements, which range from two to five years. During the twelve months ended December 31, 2002 and 2001, we amortized $3.5 million and $4.3 million of the warrant costs, respectively.

     In addition, upon completion of our initial public offering and in connection with a marketing and distribution agreement, we issued a performance warrant to Travelocity to acquire up to 2,447,955 shares of our class A common stock with an exercise price of $16.00 per share, the vesting of which was to be subject to achieving certain performance targets. In March 2001, we entered into an amendment to the marketing and distribution agreement with Travelocity to extend the term of the agreement through July 31, 2005 and to broaden and expand our relationship. In connection with this amendment, we also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, we recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $10.9 million has been amortized as of December 31, 2002. The asset is being amortized ratably over the remaining term of the marketing and distribution agreement. As of December 31, 2002, 504,011 of the remaining shares underlying the performance warrant had vested and become exercisable, and we have recorded an aggregate of $14.9 million of additional non–cash deferred distribution and marketing expense based upon the fair market value of such shares. We will record during each quarterly period through the end of the term of the marketing and distribution agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter. In order for the remaining 475,171 unvested shares underlying performance warrant to vest fully, Travelocity, among other things, must generate over $397.0 million in additional revenue through us prior to the expiration of the agreement on July 31, 2005.

     In November 2000, we entered into an additional exclusive marketing and distribution agreement and, in connection with it, issued to the marketing and distribution partner warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, we recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive marketing and distribution agreement. During the twelve months ended December 31, 2002, 2001 and 2000, we amortized $0.7 million, $0.7 million and $0.1 million of the warrant costs, respectively. In addition, we agreed under the terms of the marketing and distribution agreement to issue additional warrants to purchase up to 985,369 shares of class A common stock to the marketing and distribution partner if it achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2002, 2001 and 2000. If the targets remaining under the marketing and distribution agreement as of December 31, 2002 are met in full, we will be required to issue warrants to acquire an aggregate of 317,861 shares of class A common stock at an exercise price calculated at the end of each performance measurement period.

     In March 2001, we entered into another exclusive marketing and distribution agreement and agreed to issue warrants to purchase up to 2,122,726 shares of class A common stock to the marketing and distribution partner if the marketing and distribution partner achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2002 and 2001.

     We will record an additional non-cash deferred distribution and marketing expense upon the issuance of any such warrants. The amount of the additional non-cash deferred distribution and marketing expense related to these performance warrants and the additional warrants that may be issued in connection with the exclusive marketing and distribution agreements in November 2000 and March 2001, cannot be determined at this time because it is dependent on the amount of the performance warrants that vest and the amount of the contingent warrants to be issued, and the value of such warrants on the date of vesting or issuance. Such amount could be significant if our stock price increases significantly from current levels.

Seasonality

     Historically, we have often experienced higher sales and gross profits in the fourth quarter during the heavy domestic holiday travel season because of the travel patterns of our customers; however, during the fourth quarter of 2002 our sales and gross profits were flat compared to the third quarter of 2002, reflecting the increase in the portion of our business from sales of our international properties and a sudden and unexpected decline in average daily rates. Generally, our international sales rise during the second quarter, peak during the third quarter and decline during the first and fourth quarters. Furthermore, the travel industry is subject to seasonal fluctuations dependent upon business and leisure travel patterns. If seasonality in the travel industry causes quarterly fluctuations, there could be a material adverse effect on our business and the value of our stock. We expect additional seasonality in the future as our international sales increase.

Financial position, liquidity and capital resources

     Historically, we have funded our operations through cash generated from operating activities. We have historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.1 million in proceeds net of offering expenses. At December 31, 2002, we had $383.7 million in cash, cash equivalents and marketable securities available for sale. At January 31, 2003, following implementation of a class A common stock repurchase program, we had $332.1 million in cash, cash equivalents and marketable securities available for sale. We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support its continued growth, both internally and through strategic acquisitions.

     Our cash, cash equivalents and marketable securities available for sale increased from $209.9 million at December 31, 2001 to $383.7 million at December 31, 2002 primarily as a result of cash provided by operating activities of $183.1 million, which was partially offset by approximately $7.4 million of cash used in acquisitions. Our cash, cash equivalents and marketable securities available for sale increased from $169.5 million at December 31, 2000 to $209.9 million at December 31, 2001 primarily as a result of cash provided by operating activities of $103.0 million, which was offset by approximately $54.1 million of cash used in acquisitions.

     Operating cash flow is generated based on our practice of billing a customer’s credit card in full when a reservation is booked and paying the lodging property after a guest has departed. We record prepaid bookings as deferred revenue until check-out. Accordingly, to the extent customers do not cancel their reservations, prepaid bookings represent payments received for revenue to be recognized in the future.

     Capital expenditures were $13.3 million for the twelve months ended December 31, 2002, $4.8 million for the twelve months ended December 31, 2001 and $2.9 million for the twelve months ended December 31, 2000. Capital expenditures were primarily used for computers, furniture, equipment and software. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment and leasehold improvements.

     We anticipate that we will need to invest working capital towards the development and expansion of our overall operations, including expansion into new cities and increasing our penetration in existing markets.

     We generate significant cash flow from operations, and cash flow is expected to increase as revenue increase due to our billing and payment policies. We anticipate that cash on hand and cash provided by operating activities will be sufficient to fund our operations for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete strategic acquisitions or other business combinations in 2003 or beyond.

Accounting Policies

     In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement our accounting policies in regard to significant areas of judgment. Management of our company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements they related to, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-Lived Assets

     We assess the recoverability of the carrying value of long-lived assets as disclosed in Note 2 under “Long-Lived Assets Including Intangibles” in the notes to the financial statements included elsewhere in this report. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. The determination of cash flows is based upon assumptions and forecasts that may not occur. As of December 31, 2002, our balance sheet included $391.6 million of intangible assets, net, and $18.6 million of fixed assets, net. We have completed our impairment test as of December 31, 2002 and have concluded that no goodwill impairment write-off is necessary.

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

Revenue Presentation

     We contract with hotels and other lodging properties in advance for volume commitments and guaranteed availability of rooms at wholesale rates and make these lodging accommodations available to our customers through our websites and toll-free call centers and through third-party marketing and distribution agreements. Our revenue is generated principally through the bookings of these lodging accommodations, and we recognize as revenue the gross revenue generated from the bookings of these lodging accommodations. As previously announced, USA, our parent company, had voluntarily requested the SEC to review the presentation of revenue by Hotels.com and Expedia for merchant hotel revenue, as Hotels.com presents such revenue on a gross basis and Expedia on a net basis. The SEC has concluded its review, and will not object to the revenue presentation that each company has historically used.

Non-Cash Distribution and Marketing Expense

     During 2001 and 2000, we entered into several marketing and distribution agreements pursuant to which we issued warrants, some of which were performance based. We calculate the fair value of warrants using certain estimates, including the expected volatility of the stock and the expected life of the warrants. If our stock price rises, or the expected life of warrants increases, the fair value of the warrants also will increase. We expect that the amount of non-cash distribution and marketing expense that we will recognize in future periods will grow since the fair value of the performance based warrants will be determined at the time the performance criteria are met.

Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FASB Statement No. 148), which amends Statement of Financial Accounting Standard No. 123 (FASB Statement No. 123). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We will adopt the accounting provisions of FASB Statement No. 123 as of January 1, 2003 and will include the required interim disclosure provisions in our financial statements for the quarter ending March 31, 2003. We will expense stock-based compensation on a prospective basis and will continue to provide pro forma information in the “Notes to Financial Statements” to provide the results as if the accounting provisions of FASB Statement No. 123 had been adopted in previous years. Going forward, in addition to stock options, we intend to issue restricted stock that will vest in future periods. For stock options and restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Non-GAAP Financial Measures

     The SEC recently issued guidance regarding the use of non-GAAP financial measures, which are defined as a numerical measures of a registrant’s historical or future financial performance, financial position or cash flows that:

•	exclude amounts, or are subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP; or

•	include amounts, or are subject to adjustments that have the effect of including amounts, that are excluded in the most directly comparable measure calculated and presented in accordance with GAAP.

     Our executive management believes that certain non-GAAP measures, including EBITDA, Adjusted Net Income, Adjusted EPS and Free Cash Flow, are helpful, when presented in conjunction with the comparable GAAP measures. The non-GAAP measures are not meant to replace or supersede the GAAP measures, but rather to supplement the information to present the readers of the financial statements with the same information as management considers in assessing the results of operations and performance of business units.

     When presenting non-GAAP financial measures we will present a reconciliation of the most directly comparable GAAP measures. These non-GAAP measures are consistent with how management views the results of operations in assessing performance. The final rules on these measures were just released in January, so we, like the rest of the world, are in the process of interpreting the rules. While we believe that the measures we present comply with the rules, we will continue to monitor any developments in their interpretation. Accordingly, we can give no assurance that we will be able to provide these or comparable measures in future filings.

     Non-GAAP financial measures fall into two categories—(a) measures of performance that are different from that presented in the GAAP financial statement (for example, net income versus Adjusted Net Income), or (b) measures of liquidity different from cash flow or cash flow from operations computed in accordance with GAAP.

Performance-Based Measurements

Definitions of Measurements that We Will Use

•	Adjusted EBITA (earnings before interest, taxes, amortization of intangibles, non-cash compensation expense and non-cash distribution and marketing expense, other income and expenses, and non-recurring items).

•	Adjusted Net Income (amounts that have been, or ultimately will be, settled in cash and the measure will be computed as net income plus (1) amortization of intangibles, non-cash distribution and marketing expense and non-cash compensation expense and (3) non-recurring or unusual items, including the cumulative effect of accounting changes, that have not or are not reasonably likely to recur within two years, all on an after-tax basis).

•	Adjusted EPS (Adjusted Net Income divided by fully diluted shares outstanding, including restricted stock issued without using the treasury method convention, as the denominator).

     Going forward, Adjusted EBITA, Adjusted Net Income and Adjusted EPS will be the primary measures that we will use to review the operating performance of our business. In the past, we also used Adjusted EBITDA to measure performance. As support, these measures are prominently displayed in our investor presentations by our executive management, and we expect that these measures will be prominently displayed in future budget presentations and investor presentations. Furthermore, incentive compensation is directly linked to achieving Adjusted EBITA and Adjusted Net Income targets. Previously, Adjusted EBITDA, as we defined it, was the primary measure of performance reviewed by management. We believe that depreciation of capital expenditures, especially capitalized technology, is an important measure of performance. It is important to note that we do not adjust for non-cash items because they are non-recurring, but rather because our management excludes these items in reviewing the operating performance of our business and our overall results.

Discussion of Non-Cash Items

     To date, non-cash compensation has been a relatively small amount, but we intend to account for stock-based compensation in accordance with FASB Statement No. 123, and expense the fair value of the equity instruments over their vesting terms. Going forward, we intend to issue restricted stock and the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. We anticipate that the expense related to restricted stock will increase over time. We view the true cost of restricted stock as the resulting dilution to common shareholders rather than the estimated fair value of the instrument that is used to record the expense. We may issue some options in the near term as we complete our shift to restricted stock. Stock option compensation will be included in the amortization of non-cash compensation. Consistent with our view that the true cost is the dilution, for purposes of calculating Adjusted Net Income Per Share, all restricted shares are treated as outstanding for calculating the weighted average shares outstanding, and the treasury method convention is not used to reduce the shares outstanding.

Non-Recurring Items

     The new rules offer guidelines for the treatment of non-recurring items, prohibiting adjustments identified as non-recurring, infrequent or unusual when (1) the nature of the charge or gain is such that it is reasonably likely to recur within two years, or (2) there was a similar charge or gain within the prior two years. We will review items identified as non-recurring in future periods to ensure they comply with this guidance.

Reconciliation of Non-GAAP Measures to GAAP Measures and Presentation

     When presenting non-GAAP financial measures, the most directly comparable GAAP measure will be presented in equal or greater prominence. In addition, we will provide a reconciliation of each of the non-GAAP measures to the GAAP measures.

     We believe that the most comparable GAAP measures are as follows:

Non-Recurring Measures	GAAP Measures

Adjusted EBITDA	Operating Income
Adjusted EBITA	Operating Income
Adjusted Net Income	Net Income available to common shareholders
Adjusted EPS	Diluted EPS

Liquidity Measurements

Definition of Measurement that We Will Use

•	Free Cash Flow (GAAP cash flow from operations less capital expenditures)

     Free Cash Flow (“FCF”) is the primary measure our executive management uses to review our ability to convert operating performance into cash, which can then be used to support reinvestments in current operations, acquisitions, or other strategic purposes. We expect that this measure will be prominently displayed in our future budget presentations and investor presentations by our executive management.

Discussion of Elements of Computation

     Capital expenditures, taken directly from the cash flow statement, are utilized in the computation since they represent a significant portion of our cash expenditures, and are a direct reinvestment in our business to increase future performance.

Reconciliation of Non-GAAP Measures to GAAP Measures

     We believe that the most comparable GAAP measure is cash flow from operations, which is the starting point of FCF.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     We currently have no floating rate indebtedness. All of our revenue is recognized in U.S. dollars. Accordingly, changes in interest rates do not generally have a material direct or indirect effect on our financial position. Since cash and marketable securities represent a significant portion of our total current assets, we are at risk of reduced income from our investments in the event of a decrease in interest rates.

     Currently, all of our foreign hotel revenue is denominated in U.S. dollars and is received at the time that a reservation is made. We are subject to risk from foreign exchange rate fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the local currency of the hotel after the customer has completed his stay. During the year ended December 31, 2002, our gross profit margin, earnings and cash flow were adversely impacted by the significant weakening of the U.S. dollar against major foreign currencies, in particular the Euro, the British pound and the Canadian dollar. The foreign exchange rate fluctuations during the year ended December 31, 2002 increased our cost of rooms sold by approximately $1.2 million. During the third quarter of 2002, we implemented a hedging program to lessen our exposure to fluctuations in foreign exchange rates.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Hotels.com

Report of Independent Auditors	31
Consolidated Balance Sheets at December 31, 2002 and 2001	32
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	33
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002,
2001 and 2000	34
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	35
Notes to Financial Statements	36

Report of Independent Auditors

Board of Directors and Stockholders
Hotels.com

We have audited the accompanying consolidated balance sheets of Hotels.com as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hotels.com at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

     Ernst & Young LLP

Dallas, Texas
February 4, 2003

Hotels.com
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,

	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,058	$44,269
Restricted cash equivalents	12,151	9,107
Marketable securities – available for sale	377,661	165,581
Accounts and notes receivable	12,680	7,096
Prepaid hotel rooms	55	1,363
Current portion of non-cash deferred distribution and marketing costs	8,245	10,195
Deferred income taxes	2,022	4,740
Other current assets	6,464	4,712

Total current assets	425,336	247,063
PROPERTY AND EQUIPMENT
Computer equipment and software	19,525	7,862
Buildings and leasehold improvements	1,397	995
Furniture and other equipment	3,800	2,597

	24,722	11,454
Less accumulated depreciation and amortization	(6,084)	(2,755)

	18,638	8,699
OTHER ASSETS
Goodwill, net of amortization of $97,780 at December 31, 2002 and 2001	369,743	362,464
Non-cash deferred distribution and marketing costs	11,263	19,508
Intangible assets, net of amortization of $2,392 and $371 at December 31, 2002 and 2001, respectively	21,460	10,834
Other assets	444	8

	$846,884	$648,576

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable, trade	74,664	53,679
Deferred revenue	76,356	37,679
Income tax payable	7,445	1,736
Intercompany payable	1,856	1,394
Other accrued liabilities	22,829	9,759

Total current liabilities	183,150	104,247
Deferred income taxes	5,998	2,441
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.01 par value; 600,000,000 shares authorized, 19,340,346 shares and 18,138,452 shares outstanding at December 31, 2002 and 2001, respectively	194	182
Class B common stock, $0.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at December 31, 2002 and 2001	390	390
Additional paid-in capital	556,876	513,456
Accumulated other comprehensive income (loss)	326	(1)
Retained earnings	99,950	27,861

Total Stockholders’ Equity	657,736	541,888

	$846,884	$648,576

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Year Ended December 31,

	2002	2001	2000

Net revenue	$945,373	$536,497	$327,977

Operating costs and expenses:
Cost of sales	657,639	370,279	225,793
Selling, general and administrative	157,129	84,769	49,543
Non-cash distribution and marketing	19,618	16,976	4,260
Amortization of goodwill	—	46,394	38,490
Depreciation	3,284	1,690	450
Amortization – intangible assets	2,202	578	275

Total operating costs and expenses	839,872	520,686	318,811

Operating profit	105,501	15,811	9,166
Other income (expense):
Interest income	5,483	8,288	8,482
Interest expense	—	—	(34)
Other	(78)	25	—

Income before income tax expense	110,906	24,124	17,614
Income tax expense	(38,817)	(11,217)	(6,782)

Net income	$72,089	$12,907	$10,832

Basic earnings per common share	$1.25	$0.23	$0.21

Diluted earnings per common share	$1.23	$0.23	$0.20
Weighted average number of basic common shares outstanding	57,730	56,260	52,774

Weighted average number of diluted common shares outstanding	58,639	57,343	53,580

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

		Class A Common		Class B Common				Accumulated
	Total	Stock		Stock		Additional		Other
	Stockholders'					Paid In	Retained	Comprehensive
	Equity	Shares	$	Shares	$	Capital	Earnings	Income (Loss)

Balance at January 1, 2000	$146,347			38,999,100	$390	$141,923	$4,122	$(88)
Comprehensive income:
Net income	10,832						10,832
Unrealized gain on available for sale securities, net of taxes of $77	165							165

Comprehensive income	10,997
Issuance of common stock in connection with acquisition of predecessor	159,998	9,999,900	$100			159,898
Proceeds from issuance of common stock, net of issuance cost of $9,302	90,061	6,210,000	62			89,999
Issuance of stock warrants to Internet marketing and distribution partners	17,708					17,708
Capital contribution by USA related to the payment of contingent purchase price	58,484					58,484
Issuance of common stock upon exercise of options	401	25,000	1			400
Income tax benefit related to stock options exercised	199					199

Balance at December 31, 2000	484,195	16,234,900	163	38,999,100	390	468,611	14,954	77
Comprehensive income:
Net income	12,907						12,907
Unrealized loss on available for sale securities, net of tax benefit of $49	(78)							(78)

Comprehensive income	12,829
Issuance of common stock upon exercise of warrants		1,473,937	15			(15)
Issuance of stock warrants to Internet marketing and distribution partners	32,684					32,684
Capital contribution by USA	546					546
Issuance of common stock upon exercise of options	7,598	429,615	4			7,594
Income tax benefit related to stock options exercised	4,036					4,036

Balance at December 31, 2001	541,888	18,138,452	182	38,999,100	390	513,456	27,861	(1)

Comprehensive income:
Net income	72,089						72,089
Unrealized gain on available for sale securities, net of taxes of $175	327							327

Comprehensive income	72,416
Issuance of common stock upon exercise of warrants		272,797	3			(3)
Issuance of stock warrants to Internet marketing and distribution partners	8,562					8,562
Issuance of common stock upon exercise of options	23,548	929,097	9			23,539
Capital contribution by USA	861					861
Income tax benefit related to stock options exercised	10,461					10,461

Balance at December 31, 2002	$657,736	19,340,346	$194	$38,999,100	$390	$556,876	$99,950	$326

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share data)

	Year Ended December 31,

	2002	2001	2000

Cash flow from operating activities:
Net income	$72,089	$12,907	$10,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,284	1,690	450
Amortization – intangible assets	2,202	578	275
Amortization of goodwill	—	46,394	38,490
Non-cash deferred distribution and marketing costs	19,618	16,976	4,260
Loss on disposition of assets	78	—	—
Deferred income taxes	6,275	4,416	(5,077)
Income tax benefit upon exercise of employee stock options	10,461	4,036	199
Changes in current assets and liabilities, net of acquisitions:
Restricted cash equivalents	(3,044)	(7,086)	(21)
Accounts and notes receivable	(5,290)	(1,623)	(3,097)
Prepaid hotel rooms	1,308	263	(688)
Accounts payable, trade	20,616	22,047	14,082
Deferred revenue	38,419	5,972	14,774
Income tax payable	5,533	(5,331)	3,108
Intercompany payables	462	(698)	2,177
Other accrued liabilities	12,936	4,773	3,674
Other current assets	(1,823)	(2,353)	(1,355)

Net cash provided by operating activities	183,124	102,961	82,083
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,395)	(54,129)	(5,000)
Capital expenditures	(13,275)	(4,840)	(2,861)
Purchase of intellectual property	(12,637)	(11,115)	—
Net purchases of marketable securities	(211,576)	(47,295)	(113,343)
Investment in TravelNow.com	—	—	(3,240)
Other, net	—	52	4

Net cash (used in) provided by investing activities	(244,883)	(117,327)	(124,440)
Cash flows from financing activities:
Net proceeds from issuance of stock	—	—	90,461
Net proceeds from exercise of stock options	23,548	7,598	—

Net cash provided by financing activities	23,548	7,598	90,461

Net increase (decrease) in cash and cash equivalents	(38,211)	(6,768)	48,104
Cash and cash equivalents at beginning of period	44,269	51,037	2,933

Cash and cash equivalents at end of period	$6,058	$44,269	$51,037

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$35

Cash paid for income taxes	$16,549	$8,095	$8,651

Supplemental Disclosure of Non Cash Financing Information:

Contribution by USA of television advertising	$861	$546	$—

Contribution by USA to fund purchase price liability	$—	$—	$58,484

Issuance of warrants	$8,562	$32,684	$17,708

The accompanying notes are an integral part of these statements.

Hotels.com

NOTES TO FINANCIAL STATEMENTS

     NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization

     Hotels.com (“Hotels.com” or the “Company”), a subsidiary of USA Interactive (“USA”), is a leading consolidator of hotel and other lodging accommodations for resale in the consumer market in North America, Europe, the Caribbean and Asia. On May 10, 1999, Hotels.com acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. (“TMF”) and HRN Marketing Corp. (“Marketing”) (the “Acquisition”), which operated the Hotels.com services.

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

Revenue Recognition

     The Company classifies revenue into three categories: merchant, agency and other. Merchant revenue is derived from bookings made of lodging accommodations with which the Company has contracted in advance for volume commitments and guaranteed availability. For merchant revenue, charges for lodging accommodations are billed to customers in advance. The related payments are included in deferred revenue and recognized as revenue at the conclusion of the customer’s stay at the lodging property. Unsold contracted lodging accommodations may be returned by the Company based on a cutoff period, which generally expires simultaneously with the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and lodging accommodations cancelled by a customer subsequent to the cutoff period in which the Company can return the unused lodging accommodations. To date, the Company has not incurred significant losses under the room contracts with lodging properties.

     The Company presents merchant hotel revenue at the gross amount charged to its customers. The determination of gross versus net presentation is based principally on Company’s consideration of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as later clarified by and Emerging Issues Task Force No. 99-10, “Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19),” including the relevant qualitative factors regarding the Company’s status as primary obligor and the extent of their pricing latitude and inventory risk. The method of revenue presentation by the Company does not impact gross profit, operating profit, net income, earnings per share, or cash flows of either company, but rather revenues, cost of sales and gross profit margin.

     The principal factor in determining gross versus net presentation by the Company is its relationship with the customer as the primary obligor. The Company acts as the principal in the transaction and is the party that the customer has transacted with. The Company also has broad latitude to establish and change prices charged to customers. The Company believes that it is principally liable to its merchant hotel customers in all situations where the customer does not receive hotel services promised by the Company, namely in the event that merchant hotel inventory sold by the Company is unavailable, or that the room, or the hotel itself, does not have the amenities or is not of the general caliber described in the Company’s promotional materials.

     Agency revenue is derived from travel-related sales transactions in which the Company receives commissions and fees from travel suppliers. For agency revenue, Hotels.com recognizes commission revenue at the conclusion of the customer’s stay at the lodging property.

Cash Equivalents

     Cash and cash equivalents include cash and short-term investments. Short-term investments consist primarily of commercial paper, U.S. Treasury securities, U.S., state and local government agencies and certificates of deposit with original maturities of less than three months when purchased.

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

Financial Instruments

     The carrying value of all financial instruments other than marketable securities discussed above, approximates their fair value due to the short maturity of the respective instruments.

Derivatives and Hedging

     The Company has contracted with hotels in foreign countries to sell lodging accommodations. Generally, the hotels invoice the Company for the accommodations upon check-out of the customer, and the Company pays the invoice approximately 30 days later. The amounts due from the Company are denominated in the local currency of the hotel, and the Company is subject to changes in exchange rates from the date of the invoice to the date of payment. In order to mitigate the effects of the changes in exchange rates, the Company purchases 30-day foreign currency forwards at the end of each month to effectively lock-in the exchange rate for the following month. As of December 31, 2002, the Company had purchased forward contracts for British Pounds, Euros and Canadian Dollars. The Company has not designated these contracts as hedges, and, therefore, the changes in fair value are included as a component of cost of sales in the accompanying statement of income. During 2002, the Company recognized $0.7 million in gains from the forward contracts. As of December 31, 2002, the fair value of the foreign currency forwards was minimal, as they had been purchased on December 31, 2002.

Concentrations

     The Company’s cash and short-term investment portfolio is diversified and consists primarily of investment grade securities. Investments are held with high-quality financial institutions, government and government agencies and corporations, thereby reducing credit risk concentrations. Interest rate fluctuations impact the carrying value of the portfolio.

     In January 2000, the Company entered into a long-term marketing and distribution agreement with Travelocity, pursuant to which Travelocity markets the Company’s hotels and other lodging accommodations on its website and in return is paid a commission based upon the revenue generated for the Company. The term of the agreement expires on July 31, 2005. During the years 2002, 2001 and 2000, 17.7%, 18.0% and 10.5%, respectively, of the Company’s total revenue was derived through the agreement. The Company expects the dollar amount of revenue to grow in 2003 under the agreement; however, the percentage of the Company’s total revenue derived through the Travelocity agreement is expected to decline in 2003 and in subsequent years.

Prepaid Lodging Accommodations

     Prepaid lodging accommodations are carried at cost and are charged to expense at the conclusion of the customer’s stay at the lodging property. Management reviews the carrying value of prepaid lodging accommodations and provides adjustment for impairment, if necessary. As of December 31, 2002 and 2001, no adjustment was necessary.

Property and Equipment

     Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

     Depreciation and amortization is recorded on a straight-line basis over the assets’ estimated service lives, as follows:

Asset Category	Depreciation/Amortization Period

Computer equipment and software	3 to 5 years
Leasehold improvements	4 to 7 years
Furniture and other equipment	3 to 10 years
Intangible assets	1 to 10 years

Long-Lived Assets Including Intangibles

     Prior to January 1, 2002, goodwill was amortized over a period of 10 years. Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” whereby the Company no longer amortizes goodwill, but is required to perform an impairment test at least annually in accordance with the Statement. The Company has completed its impairment test as of October 1, 2002 and has concluded that no goodwill impairment write-off is necessary.

     Had the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” been effective January 1, 2000, the Company’s pre-tax income, net income, basic earnings per share and diluted earnings per share for the twelve months ending December 31, 2001 and 2000 would have been as follows:

	2001		2000

	As		As
	Reported	Pro Forma	Reported	Pro Forma

Income before income tax	$24,124	$70,518	$17,614	$56,104
Net income	$12,907	$52,889	$10,832	$34,503
Basic earnings per common share	$0.23	$0.94	$0.21	$0.65
Diluted earnings per common share	$0.23	$0.92	$0.20	$0.64

     Intangible assets are amortized using the straight-line method over their estimated period of benefit ranging from one to 10 years. The Company reviews the carrying value of intangible assets at least annually. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows of the assets, the carrying value is reduced to its estimated fair value. No indicators of impairment were noted in 2002, 2001 or 2000.

Advertising

     Advertising expense, excluding non-cash distribution and marketing costs, for the years ended December 31, 2002, 2001 and 2000 was $41.3 million, $10.6 million and $8.4 million, respectively.

     The Company capitalizes costs paid for advertising to specific target audiences on third-party Internet websites that have resulted in lodging bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no more than three months, which approximates the period over which the revenue is earned. As of December 31, 2002 and 2001, capitalized advertising was $1.2 million and $198,000, respectively. Other advertising costs are expensed in the period incurred.

Income Taxes

     Subsequent to its initial public offering in February 2000, the Company filed its federal and state income tax returns on a stand-alone basis. The Company’s income for the period January and February 2000 is included in USA’s consolidated income tax returns.

     The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled on a stand-alone basis. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. No valuation allowance has been established at December 31, 2002 or 2001.

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

Stock Warrants

     The Company has issued stock warrants in conjunction with certain marketing and distribution agreements. These warrants are either fully vested and non-forfeitable at issuance or they have certain performance features that allow the marketing and distribution partner to earn the warrants based on certain criteria.

     The fair value of the warrants that are fully vested and non-forfeitable is measured at issuance and amortized over the term of the related marketing and distribution agreements as non-cash distribution and marketing expense.

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

Segment Information

     Currently the Company’s revenues are primarily derived from its domestic customers making hotel reservations through its domestic websites and call centers. The Company does not have separate reportable operating segments under the provisions of Statement of Accounting Standard No. 131, “Disclosures about Segment of an Enterprise and Related Information.”

Stock Based Compensation

     The Company accounts for its stock based awards for employees and directors under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB Opinion No. 25”). Under APB Opinion No. 25 compensation cost for stock-based awards for employees and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount to be paid to acquire the stock.

     Had the Company accounted for the stock based awards using the fair value method as fully discussed in Note 10, the Company’s earnings and income per share would have been different. The Company’s pro forma information follows (in thousands except for income per share information):

	2002	2001	2000

Net income, as reported	$72,089	$12,907	$10,832
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,831)	(3,405)	(2,323)

Pro forma net income	$68,258	$9,502	$8,509

Earnings per share:
Basic – as reported	$1.25	$0.23	$0.21

Basic – pro forma	$1.18	$0.17	$0.16

Diluted – as reported	$1.23	$0.23	$0.20

Diluted – pro forma	$1.16	$0.17	$0.16

     The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FASB Statement No. 148”), which amends Statement of Financial Accounting Standard No. 123 (“FASB Statement No. 123”). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt the accounting provisions of FASB Statement No. 123 as of January 1, 2003 and will include the required interim disclosure provisions in its financial statements for the quarter ending March 31, 2003. The Company will expense stock-based compensation on a prospective basis and will continue to provide pro forma information in the “Notes to Financial Statements” to provide the results as if the accounting provisions of FASB Statement No. 123 had been adopted in previous years. Going forward, in addition to stock options, the Company intends to issue restricted stock that will vest in future periods. For stock options and restricted stock issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Reclassifications

     Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

     NOTE 3 — BUSINESS ACQUISITION

     During 2002, Hotels.com acquired Room Finders, Inc., a company in the travel business. The total purchase price for the acquisition, net of cash acquired, was $7.4 million.

     In December 2000, the Company agreed to acquire 1,080,000 shares for $3.2 million ($3 per share), representing a 9.86% interest in TravelNow.com, Inc. (“TravelNow”), a leading Internet travel site with one of the largest travel affiliate programs on the Internet. On January 3, 2001, the Company entered into a definitive merger agreement pursuant to which the Company agreed to acquire all of the remaining outstanding shares of TravelNow for $4.16 per share in cash, as well as certain other contractual payments in the transaction. The acquisition was consummated on February 16, 2001, and TravelNow became a wholly-owned subsidiary of the Company. The total purchase price, net of cash acquired, including acquisition expense, was approximately $47.8 million and was accounted for as a purchase. Goodwill in the amount of $47.5 million was recorded for the acquisition. (See Note 2.)

     Also during 2001, the Company acquired two other companies in the travel business. The total purchase price for these two acquisitions, net of cash acquired was $7.8 million, of which $1.5 million is payable at a future date.

     On May 10, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of TMF, Inc. and HRN Marketing Corp., which operated Hotels.com’s service. The total purchase price paid through December 31, 2000 was $406 million, which was comprised primarily of: $145 million paid on May 11, 1999; $5 million related to a promissory note which was paid on January 31, 2000; $50 million related to contingent payments based on the operating performance for the year ended December 31, 1999; $78.4 million related to 4,899,900 shares of class A common stock issued to the sellers of the predecessor business which represented 10% of the aggregate value of the Company immediately prior to the initial public offering in accordance with the asset purchase agreement; $46 million based on operating performance for the twelve-month period ended March 31, 2000, and $81.6 million related to 5,100,000 shares of class A common stock issued to the sellers of the predecessor business in exchange for their release of the Company’s obligation for contingent payments based on operating performance for the twelve month periods ended March 31, 2001 and 2002. The class A shares were issued to the sellers at the time of the public offering. The acquisition was accounted for under the purchase method of accounting. The total amount of goodwill of $406.3 million was recorded for the acquisition. (See Note 2.)

NOTE 4 — MARKETABLE SECURITIES — AVAILABLE FOR SALE

     Investments in marketable securities – available for sale at December 31, 2002 consist of the following (in thousands):

		Pre-tax	Pre-tax
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

U.S., state and local government securities	$372,160	$722	$(221)	$372,661
Non U.S. government securities and other fixed term obligations	5,000	—	—	5,000

Total marketable securities	$377,160	$722	$(221)	$377,661

     The contractual maturities of marketable securities classified as available-for sale were as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$297,440	$297,569
Due in 1 to 2 years	54,785	54,887
Due in 2 to 5 years	10,281	10,302
Due in over 5 years	14,654	14,903

Total investment in debt securities	$377,160	$377,661

     During 2002, the Company did not have any realized gains or losses on its investments.

     Investments in marketable securities — available for sale at December 31, 2001 consist of the following (in thousands):

		Pre-tax	Pre-tax
	Amortized	Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

U.S., state and local government securities	$142,250	$203	$(217)	$142,236
Commercial paper	983	12	—	995
Non U.S. government securities and other fixed term obligations	22,350	—	—	22,350

Total marketable securities	$165,583	$215	$(217)	$165,581

     The contractual maturities of marketable securities classified as available-for-sale were as follows (in thousands):

	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$123,898	$123,989
Due in 1 to 2 years	6,776	6,705
Due in 2 to 5 years	22,768	22,747
Due in over 5 years	12,141	12,140

Total investment in debt securities	$165,583	$165,581

     During 2001, the Company did not have any realized gains or losses on its investments.

NOTE 5 — NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In connection with several exclusive marketing and distribution agreements, and at the completion of its initial public offering, the Company issued warrants to marketing and distribution partners to purchase 1,428,365 shares of its class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive marketing and distribution agreements, which range from two to five years. During the twelve months ended December 31, 2002, 2001 and 2000, the Company amortized $3.5 million, $4.3 million and $4.2 million of the warrant costs, respectively.

     In addition, upon completion of the Company’s initial public offering and in connection with a marketing and distribution agreement, the Company issued a performance warrant to acquire up to 2,447,955 shares of the Company’s class A common stock to Travelocity, the vesting of which was to be subject to achieving certain performance targets. In March 2001, the Company entered into an amendment to the marketing and distribution agreement with Travelocity to extend the term of the agreement through July 31, 2005 and to broaden and expand the marketing and distribution relationship. In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $6.0 million and $5.0 million was amortized during the twelve-month period ending December 31, 2002 and 2001, respectively. The asset is being amortized ratably over the remaining term of the marketing and distribution agreement. Through December 31, 2002, 504,011 of the remaining shares underlying the performance warrant had vested and become exercisable, and the Company has recorded an aggregate of $14.9 million of additional non—cash deferred distribution and marketing expense based upon the fair market value of such shares. The Company will record during each quarterly period through the end of the term of the marketing and distribution agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

     In November 2000, the Company entered into an additional exclusive marketing and distribution agreement and, in connection with it, issued to the marketing and distribution partner warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive marketing and distribution agreement. During the twelve months ended December 31, 2002, 2001 and 2000, the Company amortized $0.7 million, $0.7 million and $0.1 million of the warrant costs, respectively. In addition, the Company agreed under the terms of the marketing and distribution agreement to issue additional warrants to purchase up to 985,369 shares of class A common stock to the marketing and distribution partner if the marketing and distribution partner achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2002, 2001 and 2000.

     In March 2001, the Company entered into another exclusive marketing and distribution agreement and agreed to issue warrants to purchase up to 2,122,726 shares of class A common stock to the marketing and distribution partner if the marketing and distribution partner achieves certain performance targets. No warrants were required to be issued under this agreement during the years ended December 31, 2002 and 2001.

     During 2002 and 2001, 170,459 and 1,257,906, respectively, of the non-performance warrants to purchase class A common shares issued to the marketing and distribution partners were exercised. As of December 31, 2001, 170,459 of the non-performance warrants to purchase class A common shares issued to the marketing and distribution partners remained unexercised. As of December 31, 2002, all of the non-performance warrants to purchase class A common shares issued to the marketing and distribution partners had been exercised.

NOTE 6 — INCOME TAXES

     A reconciliation of total income tax expense to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes for the years ended December 31 is shown as follows (in thousands):

	2002	2001	2000

Income tax expense at the federal statutory rate of 35%	$38,817	$8,443	$6,165
State income taxes, net of effect of federal tax benefit	450	522	617
Non-deductible goodwill	—	5,242	—
Investment income from tax-exempt securities	(1,727)	(1,149)	—
Warrant exercises	(1,248)	(1,695)	—
Other	2,525	(146)	—

Income tax expense	$38,817	$11,217	$6,782

     The components of income tax expense are as follows:

	2002	2001	2000

Current income tax expense (benefit):
Federal	$32,092	$6,182	$10,781
State	450	619	1,078

Current income tax expense	32,542	6,801	11,859
Deferred income tax expense (benefit):
Federal	6,275	4,015	(4,616)
State	—	401	(461)

Deferred income tax expense (benefit)	6,275	4,416	(5,077)

Total net income tax expense	$38,817	$11,217	$6,782

     The net deferred tax liability of $4.0 million as of December 31, 2002 was related to (a) the tax effects of cumulative temporary differences arising from the amortization of goodwill, which is not amortized for book purposes, but is amortized over 15 years for tax purposes, (b) the tax effects of cumulative temporary differences arising from the treatment of non-performance warrants issued to marketing and distribution partners and (c) the tax effects arising from unrealized gain or loss on marketable securities included in comprehensive income. For tax purposes, warrant expenses are recognized at the time of exercise of warrants, while for book purposes, they are expensed over the life of the marketing and distribution agreement. The effective tax rate is 35%, which reflects the federal statutory rate and applicable state income tax rates.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment used in connection with its operations under various operating leases. Future minimum payments under these non-cancelable agreements totaled $12.0 million and are $2.6 million, $1.8 million, $1.7 million, $1.6 million, $1.4 million and $2.9 million for the years 2003, 2004, 2005, 2006, 2007 and thereafter, respectively. Expenses charged to operations under these leases were $2.9 million, $1.7 million and $0.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     At December 31, 2002, the Company has $9.9 million of outstanding letters of credit that expire between January 2003 and April 2004. The outstanding letters of credit are collateralized by $10.7 million of restricted cash equivalents.

     As of December 31, 2002, the Company has non-cancelable commitments for lodging accommodations totaling $5.2 million, which relate to the period January 2003 to January 2004. As of December 31, 2002, the Company has commitments under advertising contracts with third-party Internet websites totaling $9.7 million, of which $0.6 million is non-cancelable.

NOTE 8 — LITIGATION

     In re Hotels.com, Inc. Shareholders Litigation, No. 19662-NC (Delaware Court of Chancery). On June 2, 2002, the Company’s Board of Directors received a letter from its majority shareholder, USA, announcing USA’s intention to make an exchange offer in the near future for the shares of Hotels.com that it does not currently own. The Board of Directors formed a Special Committee on June 3, 2002, composed entirely of independent directors to review and evaluate the possible offer by USA if and when the offer is made. On June 3, 2002, the following complaints were filed against the company, the Board of Directors of Hotels.com and USA in Chancery Court in New Castle County, Delaware: David Goldstein, et al. v. Barry Diller, et al.; Wilhelm Unger, et al. v. Hotels.com, et al.; Howard Keebler, et al. v. Hotels.com, et al.; Chavy Weisz, et al. v. Elan J. Blutinger, et al.; and Robert Kemp, et al. v. David Litman, et al. The complaints generally allege that the transaction would be a breach of fiduciary duty and that the indicated exchange ratio is unfair. Each of the complaints seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. The actions were subsequently consolidated under the caption In re Hotels.com, Inc. Shareholders Litigation, No. 19662-NC (Delaware Court of Chancery). On December 16, 2002, the plaintiffs in the consolidated actions agreed that all of the defendants have an indefinite extension of time in which to respond to the complaints in those lawsuits, pending a determination by the plaintiffs whether they will proceed with the lawsuits. The Company believes that this lawsuit is without merit, and the defendants intend to defend vigorously against it.

     In re Hotels.com Securities Litigation, No. 3-03CV00069 (U.S. District Court, N.D. Tex). Between January 10, 2003 and February 13, 2003, several purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas against us and three of our executives. These actions purport to be brought on behalf of purchasers of our common stock in the period from October 23, 2002 to January 6, 2003 (the “Class Period”), and make certain claims under the federal securities laws. Specifically, the complaints allege that during the Class Period, the defendants knowingly (i) made certain materially false and misleading public statements, in a press release and two press interviews, with respect to the anticipated performance of our company during the fourth quarter of 2002 and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The complaints assert that the individual defendants profited from the rise in our share price caused by their public statements through sales of our stock during the Class Period. The complaints further allege that as a result of our announcement, on January 6, 2003, of a downward revision of its guidance for the fourth quarter of 2002, the Company’s share price declined precipitously. The plaintiffs seek certification of a class of all non-defendant purchasers of our stock during the Class Period and seek damages in an unspecified amount suffered by the putative class. The plaintiffs and the defendants have agreed to consolidate these actions into a single action bearing the title In re Hotels.com Securities Litigation, No. 3-03CV00069 and an order to that effect has been submitted to the court for its approval. The Company believes that this lawsuit is without merit, and the defendants intend to defend vigorously against it.

     Pomilio-Wilson v. Blutinger, et al., No. 03-00349J (191st Dist. Ct., Dallas County, Tex.). In a related development, on January 14, 2003, a shareholder derivative action was filed against Hotels.com (as a nominal defendant only), and a number of current and former officers and directors of Hotels.com. The Pomilio-Wilson lawsuit, Anita Pomilio-Wilson, Derivatively on Behalf of Nominal Defendant Hotels.com v. Elan J. Blutinger, et al., No. 03-00349, arises out of substantially the same events and circumstances as the putative class action described above. The gravamen of the complaint is that the nine individual defendants who sold shares in Hotels.com during the period from October 25 to December 3, 2002, breached their fiduciary duty to Hotels.com by misappropriating, and trading and profiting on the basis of, proprietary, material non-public information concerning the financial condition and growth prospects of Hotels.com. The complaint also alleges that all of the individual defendants aided and abetted the selling defendants’ breaches of fiduciary duty by concealing from the market the information on the basis of which the selling defendants allegedly traded and profited. The complaint seeks imposition of a constructive trust in favor of Hotels.com on the profits obtained by the selling defendants on their sales of Hotels.com stock during the period referred to above, as well as unspecified damages resulting from the individual defendants’ alleged breaches of fiduciary duty. The Company believes that this lawsuit is without merit, and the defendants intend to defend vigorously against it.

     MetroGuide.com, Inc. v. Hotel Reservations Network, Inc. et al., No. 03-20170 (U.S. District Court, S.D. Fl). On January 27, 2003, MetroGuide.com, one of our marketing and distribution partners, sued us in federal court in Miami, Florida. The lawsuit alleges that we encouraged our other marketing and distribution partners to infringe on MetroGuide.com’s copyrighted content from its websites and competed unfairly with MetroGuide.com through the use of predatory advertising and link farms. MetroGuide.com seeks injunctive relief and damages in an unspecified amount. MetroGuide has agreed to an extension of time until April 30, 2003 to file an answer to the complaint. The Company believes that the allegations are without merit and intends to defend vigorously against it.

     In the ordinary course of business, Hotels.com is party to litigation involving property, contract and other claims.

NOTE 9 — RELATED PARTY TRANSACTIONS

     In 2002, USA contributed $0.9 million of advertising costs for which the Company paid no cash consideration. This amount was recorded as non-cash distribution and marketing expense at fair value and a contribution of capital.

     The Company entered into an arrangement with Ticketmaster LLC (“Ticketmaster”) and Precision Response Corporation (“PRC”), subsidiaries of USA, for outsourced call center services. The Company incurred fees with Ticketmaster of $0.4 million, $1.4 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also incurred fees with PRC of $2.0 million for the year ended December 31, 2002.

NOTE 10 — EMPLOYEE BENEFITS

401(k) Savings Plan

     The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the “Plan”) covering substantially all full-time employees. The Company’s share of the matching employer contributions is set at the discretion of management. The expense for the Plan was $73,000, $51,000 and $24,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock Option Plan

     In February 2000, the Board of Directors of the Company adopted the following stock option plans:

     A total of 5,400,000 shares of class A common stock was reserved for issuance under the 2000 Stock Plan (the “Stock Option Plan”) for the grants of incentive stock options to employees, including officers and employee directors, and for grants of non-statutory stock options and stock purchase rights, or SPRs, to employees, directors and consultants, and employees of marketing and distribution partners. Unless terminated sooner, the Stock Option Plan will terminate automatically on February 21, 2010.

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

     For both Plans, the option exercise price is the fair market value at the date of grant. Options granted generally vest over four years and expire ten years from the date of grant. A summary of changes in outstanding options under the stock option plans is as follows:

			December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Price($)	Shares	Price($)	Shares	Price($)

			(Shares in Thousands)
Outstanding at beginning of period	2,697,823	$26.59	1,818,899	$20.21	—	$—
Granted	2,025,786	49.36	1,794,154	31.63	2,150,117	19.87
Exercised	(929,096)	25.34	(429,615)	17.69	(25,000)	16.00
Forfeited	(510,201)	39.05	(485,615)	29.20	(306,218)	18.15

Outstanding at end of period	3,284,312	39.05	2,697,823	26.59	1,818,899	20.21

     The weighted average fair value of options granted during the years ended December 2002, 2001 and 2000 was $28.81, $25.00 and $14.83, respectively.

	December 31, 2002

	Options Outstanding			Options Exercisable

					Weighted
	Outstanding	Weighted Average		Exercisable	Average
Range of	at	Remaining	Weighted Average	at	Exercise
Exercise Price	December 31, 2002	Contractual Life	Exercise Price	December 31, 2002	Price

$15.50—$17.68	450,915	7.2	$15.94	62,212	$16.00
$17.68—$23.57	221,361	8.5	$21.85	27,352	$21.88
$23.57—$29.46	241,002	8.1	$25.79	50,474	$25.79
$29.47—$35.36	212,495	7.8	$31.76	48,116	$31.53
$35.36—$41.25	495,428	8.9	$39.43	17,290	$38.18
$41.26—$47.14	803,148	8.9	$43.71	35,232	$43.96
$47.14—$53.04	187,300	8.9	$52.96	—	$—
$53.04—$58.93	672,663	9.3	$57.55	—	$—

     As permitted under FASB Statement No. 123, the Company has elected to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Option No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted is equal to the fair market value of the underlying security on the grant date.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 for awards granted during the years ended December 31, 2002, 2001 and 2000 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB Statement No. 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of these options was estimated at the date of grant with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 3.53% for 2002, 4.13% for 2001 and 5.77% to 6.54% for 2000; a dividend yield of zero; volatility factor of 64% in 2002 and 100% in 2001 and 2000; and expected average option life of five years.

     For pro forma purposes, the estimated fair value of the Company’s options is amortized over the vesting period for options. The Company’s pro forma information follows (in thousands expect for income per share information):

	2002	2001	2000

Pro forma net income	$68,258	$9,502	$8,509
Pro forma basic and diluted earnings per share	$1.18	$0.17	$0.16
Pro forma diluted earnings per share	$1.16	$0.17	$0.16

     The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

NOTE 11 — EARNINGS PER SHARE DATA

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants using the treasury stock method. Common equivalent shares of 0, 697,128 and 416,758 were excluded from the computation for the years ended December 31, 2002, 2001 and 2000, respectively, as their effect is antidilutive. The following table sets forth the computation of basic and diluted income per share (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net income	$72,089	$12,907	$10,832

Denominator:
Denominator for basic income per share – weighted average shares outstanding	57,730	56,260	52,774
Employee stock options and stock warrants	909	1,083	806

Denominator for diluted income per share – adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	58,639	57,343	53,580

Basic income per share	$1.25	$0.23	$0.21

Diluted income per share	$1.23	$0.23	$0.20

NOTE 12 — SELECTED QUARTERLY RESULTS (UNAUDITED)

	Year Ended December 31, 2002

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

		(In thousands, except per share data)
Net revenue	$272,560	$277,386	$229,715	$165,712
Operating profit	25,922	33,289	27,522	18,768
Net Income	17,733	22,589	18,833	12,934
Basic earnings per common share (a)	$0.30	$0.39	$0.33	$0.22
Diluted earnings per common share (a)	$0.30	$0.39	$0.32	$0.22

	Year Ended December 31, 2001

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

		(In thousands, except per share data)
Net revenue	$141,668	$151,241	$138,302	$105,286
Operating profit	5,238	5,895	4,083	595
Net Income (loss)	4,805	1,606	4,650	1,846
Basic earnings per common share (a)	$0.08	$0.03	$0.08	$0.03
Diluted earnings per common share (a)	$0.08	$0.03	$0.08	$0.03

(a)	Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE 13 — SUBSEQUENT EVENT

     On January 3, 2003, the Company’s board of directors authorized the repurchase of up to $100 million of the Company’s class A common stock. Between January 7, 2003 and January 15, 2003, we repurchased approximately 1.55 million shares for an aggregate cost of approximately $73.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

PART III

     The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to Hotels.com’s definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant

     Information relating to our directors and executive officers is set forth in the section entitled “Item 1–Election of Directors and Management Information” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information regarding compensation of our officers and directors is set forth in the section entitled “Executive Compensation” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding ownership of our class A common stock and class B common stock is set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

     Information regarding certain relationships and related transactions with Hotels.com is set forth in the section entitled “Certain Relationships and Related Party Transactions” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial and Strategic Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

     (1)  Financial Statements included in Part II of this report.

(3) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (previously filed on May 15, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).

3.2	Restated Bylaws (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

4.1	Specimen class A common stock certificate (previously filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).

10.1	Assumption Agreement between the Company and USA Networks, Inc., dated February 2, 2000 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.2	Tax Sharing Agreement between the Company and USA Networks, Inc., dated May 10, 1999 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.3	2000 Stock Option Plan (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.4	Directors’ Stock Option Plan (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).*

10.5	Amended and Restated Asset Purchase Agreement by and among the Company, USA Networks, Inc., TMF, Inc., HRN Marketing Corp., David Litman and Robert Diener, dated February 2, 2000 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.6	Form of Employment Agreement between the Company and Sandra D’Arcy (previously filed on February 7, 2000 as exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).*

10.7	Employment Agreement between the Company and Mel Robinson (filed herewith). *

10.8	Senior Management Incentive Plan (filed herewith). *

10.9	Option Based Incentive Program (filed herewith). *

10.10	Amendment to Directors Stock Option Plan adopted May 31, 2001 (filed herewith). *

21.1	Subsidiaries of Hotels.com (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99.2	Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.

     (b)  Reports on Form 8-K

(1) Hotels.com furnished a Current Report on Form 8-K dated October 23, 2002, which reported announcement of Hotels.com’s financial results for the third quarter of 2002 under Item 9 of Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Hotels.com

March 27, 2003	/s/ David Litman David Litman, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below.

Signatures	Title	Date

/s/ David Litman David Litman	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ Robert Diener Robert Diener	President and Director	March 27, 2003

/s/ Mel Robinson Mel Robinson	Chief Financial and Strategic Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ Elan J. Blutinger Elan J. Blutinger	Director	March 27, 2003

/s/ Anne Busquet Anne Busquet	Director	March 27, 2003

/s/ Barry Diller Barry Diller	Director	March 27, 2003

/s/ David Ellen David Ellen	Director	March 27, 2003

/s/ Beverly Harms Beverly Harms	Director	March 27, 2003

/s/ Victor A. Kaufman Victor A. Kaufman	Director	March 27, 2003

/s/ Dara Khosrowshahi Dara Khosrowshahi	Director	March 27, 2003

/s/ Dan Marriott Dan Marriott	Director	March 27, 2003

/s/ Eli Segal Eli Segal	Director	March 27, 2003

CERTIFICATIONS

     I, David S. Litman, certify that:

     1.     I have reviewed this annual report on Form 10-K of Hotels.com;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ David Litman David S. Litman Chief Executive Officer

     I, Mel Robinson, certify that:

     1.     I have reviewed this annual report on Form 10-K of Hotels.com;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Mel Robinson Mel Robinson Chief Financial and Strategic Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (previously filed on May 15, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).

3.2	Restated Bylaws (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

4.1	Specimen class A common stock certificate (previously filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).

10.1	Assumption Agreement between the Company and USA Networks, Inc., dated February 2, 2000 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.2	Tax Sharing Agreement between the Company and USA Networks, Inc., dated May 10, 1999 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.3	2000 Stock Option Plan (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.4	Directors’ Stock Option Plan (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).*

10.5	Amended and Restated Asset Purchase Agreement by and among the Company, USA Networks, Inc., TMF, Inc., HRN Marketing Corp., David Litman and Robert Diener, dated February 2, 2000 (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).

10.6	Form of Employment Agreement between the Company and Sandra D’Arcy (previously filed on February 7, 2000 as exhibit 10.9 to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).*

10.7	Employment Agreement between the Company and Mel Robinson (filed herewith). *

10.8	Senior Management Incentive Plan (filed herewith). *

10.9	Option Based Incentive Program (filed herewith). *

10.10	Amendment to Directors Stock Option Plan adopted May 31, 2001 (filed herewith). *

21.1	Subsidiaries of Hotels.com (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

99.2	Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of Form 10-K.