Form 10-K/A
period 2002-12-31
HOTELS COM
filed 2003-04-30
CIK 1098322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

     Documents Incorporated By Reference: None.

INDEX

		Page

PART II
Item 8	Consolidated Financial Statements and Supplementary Data	1
PART III
Item 10.	Directors and Executive Officers of the Registrant	20
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Party Transactions	32
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	32

i

Explanatory Note:

     This Amendment No. 1 to Form 10-K/A (this “Amendment”) is being filed to correct an error in Note 9 “Related Party Transactions” in the Company’s notes to financial statements that appears in “Item 8. Consolidated Financial Statements and Supplementary Data of Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 27, 2003 (the “Original Filing”). The second paragraph of Note 9 has been amended as follows (insertions and deletions are noted):

~~In 2002~~ During the years ended December 31, 2002 and 2001, USA contributed $0.9 million and $0.5 million, respectively, of advertising costs for which the Company paid no cash consideration. ~~This amount was~~ These amounts were recorded as non-cash distribution and marketing expense at fair value and a contribution of capital.

The Company ~~entered into~~ had an arrangement with Ticketmaster ~~LLC ("Ticketmaster") and Precision Response Corporation ("PRC"), subsidiaries,~~ a subsidiary of USA, for outsourced call center services, which ended in 2001. In addition, the Company had an arrangement with Ticketmaster that allowed Ticketmaster to sell hotel rooms to its customers, which ended in 2002. Under the arrangement, Ticketmaster marketed the Company's lodging accommodations via the Internet in return for (1) links from the Company's websites and newsletters to the Citysearch.com and Ticketmaster.com websites and (2) a 5% commission on the gross revenues generated from lodging accommodations booked through the Citysearch.com site. The Company incurred commissions and fees with Ticketmaster under these arrangements of $0.4 million, ~~$1.4 million~~ $1.9 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2000 and 2002, the Company an arrangement with Precision Response Corporation ("PRC"), a subsidiary of USA, for outsourced call center services. The Company ~~also~~ incurred fees with PRC of $2.0 million and $1.5 million for the ~~year~~ years ended December 31, 2002 and 2000, respectively.

     As required under SEC rules, this Amendment sets forth the complete text of “Item 8. Consolidated Financial Statements and Supplementary Data” as amended.

     In addition, on April 9, 2003, the Company entered into an Agreement and Plan of Merger with USA Interactive (“USA”) and Hermitage Merger Corp., a wholly-owned subsidiary of USA, pursuant to which USA would acquire all of the issued and outstanding shares of the Company’s common stock that it does not already own. The merger agreement provides that the Company will be merged with Hermitage Merger Corp. such that the Company will become a wholly-owned subsidiary of USA. At the effective time of the merger, each outstanding share of the Company’s common stock (other than shares of common stock owned by USA) will be converted into the right to receive 2.4 shares of common stock of USA. Moreover, the merger agreement provides that at the effective time of the merger each outstanding and unexercised option to purchase shares of the Company’s common stock, whether vested or unvested, will be converted into options to purchase USA common stock. As a result of the execution of the merger agreement, the Company has decided to postpone indefinitely its 2003 annual meeting of stockholders. Therefore, this Amendment is also being filed to provide the information required by Items 10, 11, 12 and 13, which the Company had intended to incorporate by reference from its 2003 Proxy Statement.

     The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

ii

PART II

Item 8. Consolidated Financial Statements and Supplementary Data

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

/s/ Ernst & Young LLP

Dallas, Texas
February 4, 2003

Hotels.com
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,058	$44,269
Restricted cash equivalents	12,151	9,107
Marketable securities — available for sale	377,661	165,581
Accounts and notes receivable	12,680	7,096
Prepaid hotel rooms	55	1,363
Current portion of non-cash deferred distribution and marketing costs	8,245	10,195
Deferred income taxes	2,022	4,740
Other current assets	6,464	4,712

Total current assets	425,336	247,063
PROPERTY AND EQUIPMENT
Computer equipment and software	19,525	7,862
Buildings and leasehold improvements	1,397	995
Furniture and other equipment	3,800	2,597

	24,722	11,454
Less accumulated depreciation and amortization	(6,084)	(2,755)

	18,638	8,699
OTHER ASSETS
Goodwill, net of amortization of $97,780 at December 31, 2002 and 2001	369,743	362,464
Non-cash deferred distribution and marketing costs	11,263	19,508
Intangible assets, net of amortization of $2,392 and $371 at December 31, 2002 and 2001, respectively	21,460	10,834
Other assets	444	8

	$846,884	$648,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	74,664	53,679
Deferred revenue	76,356	37,679
Income tax payable	7,445	1,736
Intercompany payable	1,856	1,394
Other accrued liabilities	22,829	9,759

Total current liabilities	183,150	104,247
Deferred income taxes	5,998	2,441
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—
Class A common stock, $0.01 par value; 600,000,000 shares authorized, 19,340,346 shares and 18,138,452 shares outstanding at December 31, 2002 and 2001, respectively	194	182
Class B common stock, $0.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at December 31, 2002 and 2001	390	390
Additional paid-in capital	556,876	513,456
Accumulated other comprehensive income (loss)	326	(1)
Retained earnings	99,950	27,861

Total Stockholders’ Equity	657,736	541,888

	$846,884	$648,576

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Year Ended December 31,

	2002	2001	2000

Net revenue	$945,373	$536,497	$327,977
Operating costs and expenses:
Cost of sales	657,639	370,279	225,793
Selling, general and administrative	157,129	84,769	49,543
Non-cash distribution and marketing	19,618	16,976	4,260
Amortization of goodwill	—	46,394	38,490
Depreciation	3,284	1,690	450
Amortization — intangible assets	2,202	578	275

Total operating costs and expenses	839,872	520,686	318,811

Operating profit	105,501	15,811	9,166
Other income (expense):
Interest income	5,483	8,288	8,482
Interest expense	—	—	(34)
Other	(78)	25	—

Income before income tax expense	110,906	24,124	17,614
Income tax expense	(38,817)	(11,217)	(6,782)

Net income	$72,089	$12,907	$10,832

Basic earnings per common share	$1.25	$0.23	$0.21

Diluted earnings per common share	$1.23	$0.23	$0.20

Weighted average number of basic common shares outstanding	57,730	56,260	52,774

Weighted average number of diluted common shares outstanding	58,639	57,343	53,580

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share data)

		Class A Common		Class B Common				Accumulated
	Total	Stock		Stock		Additional		Other
	Stockholders'					Paid-In	Retained	Comprehensive
	Equity	Shares	$	Shares	$	Capital	Earnings	Income (Loss)

Balance at January 1, 2000	$146,347			38,999,100	$390	$141,923	$4,122	$(88)
Comprehensive income:
Net income	10,832						10,832
Unrealized gain on available for sale securities, net of taxes of $77	165							165

Comprehensive income	10,997
Issuance of common stock in connection with acquisition of predecessor	159,998	9,999,900	$100			159,898
Proceeds from issuance of common stock, net of issuance cost of $9,302	90,061	6,210,000	62			89,999
Issuance of stock warrants to Internet marketing and distribution partners	17,708					17,708
Capital contribution by USA related to the payment of contingent purchase price	58,484					58,484
Issuance of common stock upon exercise of options	401	25,000	1			400
Income tax benefit related to stock options exercised	199					199

Balance at December 31, 2000	484,195	16,234,900	163	38,999,100	390	468,611	14,954	77

Comprehensive income:
Net income	12,907						12,907
Unrealized loss on available for sale securities, net of tax benefit of $49	(78)							(78)

Comprehensive income	12,829
Issuance of common stock upon exercise of warrants		1,473,937	15			(15)
Issuance of stock warrants to Internet marketing and distribution partners	32,684					32,684
Capital contribution by USA	546					546
Issuance of common stock upon exercise of options	7,598	429,615	4			7,594
Income tax benefit related to stock options exercised	4,036					4,036

Balance at December 31, 2001	541,888	18,138,452	182	38,999,100	390	513,456	27,861	(1)

Comprehensive income:
Net income	72,089						72,089
Unrealized gain on available for sale securities, net of taxes of $175	327							327

Comprehensive income	72,416
Issuance of common stock upon exercise of warrants		272,797	3			(3)
Issuance of stock warrants to Internet marketing and distribution partners	8,562					8,562
Issuance of common stock upon exercise of options	23,548	929,097	9			23,539
Capital contribution by USA	861					861
Income tax benefit related to stock options exercised	10,461					10,461

Balance at December 31, 2002	$657,736	19,340,346	$194	$38,999,100	$390	$556,876	$99,950	$326

The accompanying notes are an integral part of these statements.

Hotels.com
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share data)

	Year Ended December 31,

	2002	2001	2000

Cash flow from operating activities:
Net income	$72,089	$12,907	$10,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,284	1,690	450
Amortization — intangible assets	2,202	578	275
Amortization of goodwill	—	46,394	38,490
Non-cash deferred distribution and marketing costs	19,618	16,976	4,260
Loss on disposition of assets	78	—	—
Deferred income taxes	6,275	4,416	(5,077)
Income tax benefit upon exercise of employee stock options	10,461	4,036	199
Changes in current assets and liabilities, net of acquisitions:
Restricted cash equivalents	(3,044)	(7,086)	(21)
Accounts and notes receivable	(5,290)	(1,623)	(3,097)
Prepaid hotel rooms	1,308	263	(688)
Accounts payable, trade	20,616	22,047	14,082
Deferred revenue	38,419	5,972	14,774
Income tax payable	5,533	(5,331)	3,108
Intercompany payables	462	(698)	2,177
Other accrued liabilities	12,936	4,773	3,674
Other current assets	(1,823)	(2,353)	(1,355)

Net cash provided by operating activities	183,124	102,961	82,083
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,395)	(54,129)	(5,000)
Capital expenditures	(13,275)	(4,840)	(2,861)
Purchase of intellectual property	(12,637)	(11,115)	—
Net purchases of marketable securities	(211,576)	(47,295)	(113,343)
Investment in TravelNow.com	—	—	(3,240)
Other, net	—	52	4

Net cash (used in) provided by investing activities	(244,883)	(117,327)	(124,440)
Cash flows from financing activities:
Net proceeds from issuance of stock	—	—	90,461
Net proceeds from exercise of stock options	23,548	7,598	—

Net cash provided by financing activities	23,548	7,598	90,461

Net increase (decrease) in cash and cash equivalents	(38,211)	(6,768)	48,104
Cash and cash equivalents at beginning of period	44,269	51,037	2,933

Cash and cash equivalents at end of period	$6,058	$44,269	$51,037

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$35

Cash paid for income taxes	$16,549	$8,095	$8,651

Supplemental Disclosure of Non Cash Financing Information:
Contribution by USA of television advertising	$861	$546	$—

Contribution by USA to fund purchase price liability	$—	$—	$58,484

Issuance of warrants	$8,562	$32,684	$17,708

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

     Had the Company accounted for the stock based awards using the fair value method as fully discussed in Note 10, the Company’s earnings and income per share would have been different. The Company’s pro forma information follows (in thousands except for income per share information):

	2002	2001	2000

Net income, as reported	$72,089	$12,907	$10,832
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,831)	(3,405)	(2,323)

Pro forma net income	$68,258	$9,502	$8,509

Earnings per share:
Basic — as reported	$1.25	$0.23	$0.21

Basic — pro forma	$1.18	$0.17	$0.16

Diluted — as reported	$1.23	$0.23	$0.20

Diluted — pro forma	$1.16	$0.17	$0.16

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

NOTE 4 — MARKETABLE SECURITIES — AVAILABLE FOR SALE

     Investments in marketable securities — available for sale at December 31, 2002 consist of the following (in thousands):

		Pre-tax	Pre-tax
		Unrealized	Unrealized
	Amortized Cost	Gain	Loss	Fair Value

U.S., state and local government securities	$372,160	$722	$(221)	$372,661
Non U.S. government securities and other fixed term obligations	5,000	—	—	5,000

Total marketable securities	$377,160	$722	$(221)	$377,661

The contractual maturities of marketable securities classified as available-for-sale were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$297,440	$297,569
Due in 1 to 2 years	54,785	54,887
Due in 2 to 5 years	10,281	10,302
Due in over 5 years	14,654	14,903

Total investment in debt securities	$377,160	$377,661

     During 2002, the Company did not have any realized gains or losses on its investments.

     Investments in marketable securities — available for sale at December 31, 2001 consist of the following (in thousands):

		Pre-tax	Pre-tax
		Unrealized	Unrealized
	Amortized Cost	Gain	Loss	Fair Value

U.S., state and local government securities	$142,250	$203	$(217)	$142,236
Commercial paper	983	12	—	995
Non U.S. government securities and other fixed term obligations	22,350	—	—	22,350

Total marketable securities	$165,583	$215	$(217)	$165,581

The contractual maturities of marketable securities classified as available-for-sale were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$123,898	$123,989
Due in 1 to 2 years	6,776	6,705
Due in 2 to 5 years	22,768	22,747
Due in over 5 years	12,141	12,140

Total investment in debt securities	$165,583	$165,581

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

NOTE 9 — RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002 and 2001, USA contributed $0.9 million and $0.5 million, respectively, of advertising costs for which the Company paid no cash consideration. These amounts were recorded as non-cash distribution and marketing expense at fair value and a contribution of capital.

     The Company had an arrangement with Ticketmaster, a subsidiary of USA, for outsourced call center services, which ended in 2001. In addition, the Company had an arrangement with Ticketmaster that allowed Ticketmaster to sell hotel rooms to its customers, which ended in 2002. Under the arrangement, Ticketmaster marketed the Company’s lodging accommodations via the Internet in return for (1) links from the Company’s websites and newsletters to the Citysearch.com and Ticketmaster.com websites and (2) a 5% commission on the gross revenues generated from lodging accommodations booked through the Citysearch.com site. The Company incurred commissions and fees with Ticketmaster under these arrangements of $0.4 million, $1.9 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2000 and 2002, the Company an arrangement with Precision Response Corporation (“PRC”), a subsidiary of USA, for outsourced call center services. The Company incurred fees with PRC of $2.0 million and $1.5 million for the years ended December 31, 2002 and 2000, respectively.

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

	Year Ended December 31,

	2002	2001	2000

Numerator:
Net income	$72,089	$12,907	$10,832

Denominator:
Denominator for basic income per share — weighted average shares outstanding	57,730	56,260	52,774
Employee stock options and stock warrants	909	1,083	806

Denominator for diluted income per share — adjusted weighted average shares outstanding, assuming exercise of common equivalent shares	58,639	57,343	53,580

Basic income per share	$1.25	$0.23	$0.21

Diluted income per share	$1.23	$0.23	$0.20

NOTE 12 — SELECTED QUARTERLY RESULTS (UNAUDITED)

	Year Ended December 31, 2002

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share data)
Net revenue	$272,560	$277,386	$229,715	$165,712
Operating profit	25,922	33,289	27,522	18,768
Net Income	17,733	22,589	18,833	12,934
Basic earnings per common share (a)	$0.30	$0.39	$0.33	$0.22
Diluted earnings per common share (a)	$0.30	$0.39	$0.32	$0.22

	Year Ended December 31, 2001

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

	(In thousands, except per share data)
Net revenue	$141,668	$151,241	$138,302	$105,286
Operating profit	5,238	5,895	4,083	595
Net Income (loss)	4,805	1,606	4,650	1,846
Basic earnings per common share (a)	$0.08	$0.03	$0.08	$0.03
Diluted earnings per common share (a)	$0.08	$0.03	$0.08	$0.03

(a)	Per common share amounts for the quarters may not add to the annual amount because of differences in the average common shares outstanding during each period.

NOTE 13 — SUBSEQUENT EVENT

     On January 3, 2003, the Company’s board of directors authorized the repurchase of up to $100 million of the Company’s class A common stock. Between January 7, 2003 and January 15, 2003, we repurchased approximately 1.55 million shares for an aggregate cost of approximately $73.5 million.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of Hotels.com

     The following list sets forth the name, and present principal occupation or employment, and material occupations, positions, offices or employment for the past five years of each director of our company. Our directors are elected to serve for terms of one year.

     Anne Busquet. Ms. Busquet, 53, has been a director of the company since January 2003. Ms. Busquet has been a Director of USA since March 1999 and President of USA’s Travel Services group since January 2003. From September 2001 to December 2002, she was President of AMB Advisors, LLC, an independent consulting firm. Previously, she was at American Express for 23 years in a variety of executive positions. She was President, Interactive Services and New Businesses Division of American Express from July 2000 to April 2001, President of American Express Relationship Services Division from October 1995 to July 2000, and Executive Vice President of American Express” Consumer Card Group since November 1993. Ms. Busquet currently serves as a director of USA and Expedia, Inc.

     Elan Blutinger. Mr. Blutinger, 46, has been a director of the company since April 2001. Mr. Blutinger serves as a member of the Audit and Compensation Committees of our Board of Directors. He is the founding partner and Managing Director of Alpine Consolidated LLC, a strategic merchant bank, and has served in that capacity since 1997. In 1997, Mr. Blutinger founded Travel Services International, Inc., a leisure travel distribution firm, and served on its board of directors until its acquisition in 2000. From 1987 to 1996, Mr. Blutinger was the Chairman and Chief Executive Officer of Shoppers Express, Inc., the industry’s first electronic supermarket home shopping company. Mr. Blutinger also serves on the board of directors of a UK based Online Travel Corporation plc, a London Stock Exchange traded Internet-based travel technology and distribution company, and ResortQuest International, a New York Stock Exchange traded vacation rental property management company.

     Robert Diener. Mr. Diener, 44, has served as the company’s President and as one of its directors since May 1999. He founded our predecessor business with Mr. Litman in 1991 and previously served as that entity’s President and Treasurer from 1991 to its acquisition in 1999.

     Barry Diller. Mr. Diller, 61, has been a director of the company since August 2002. Mr. Diller has been a director and the Chairman and Chief Executive Officer of USA (or its predecessors) since August 1995. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., a media company, Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller currently serves as a director of Expedia, Inc., The Washington Post Company, and The Coca-Cola Company. He also serves on the Board of the Museum of Television and Radio, Conservation International and 13/WNET. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California’s School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean’s Council and the Executive Board for the Medical Sciences of University of California, Los Angeles.

     David Ellen. Mr. Ellen, 38, has been a director of the company since August 2002. Mr. Ellen has served as Deputy General Counsel for USA since July 2001. Mr. Ellen currently serves as a director of Styleclick, Inc. and Expedia, Inc. Prior to joining USA, Mr. Ellen served as General Counsel at Eureka Broadband Corporation. He has also previously served as senior counsel at Cablevision Systems Corporation, as well as special counsel at the Federal Communications Commission. Mr. Ellen was a law clerk for Judge (now Justice) Ruth Bader Ginsburg on the U.S. Court of Appeals for the D.C. Circuit, for Judge (now Justice) Stephen Breyer on the U.S. Court of Appeals for the First Circuit, and for Justice Sandra Day O’ Connor on the U.S. Supreme Court.

     Beverly Harms. Ms. Harms, 67, has been a director of the company since February 2000. Ms. Harms also serves as Chairman of the Compensation Committee of our Board of Directors and a member of the Audit Committee of our Board of Directors. Ms. Harms is a private investor. From 1990 to March 2001, she was Senior

Vice President of Managed Investments for Communications Equity Associates (“CEA”). Prior to joining CEA as President of their Florida owned and operated cable systems, she owned and operated broadcasting properties in New York and New Hampshire and was an original franchisee, owner and operator of cable television properties in upstate New York.

     Victor Kaufman. Mr. Kaufman, 59, has been a director of the company since May 1999. Since October 1999, Mr. Kaufman has served as Vice Chairman of USA. Previously, Mr. Kaufman served in the Office of the Chairman for USA since January 1997 and as Chief Financial Officer of USA since November 1, 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star. Mr. Kaufman also serves as a director of USA and Expedia, Inc.

     Dara Khosrowshahi. Mr. Khosrowshahi, 33, has been a director of the company since May 1999. Since January 2002, Mr. Khosrowshahi has served as Executive Vice President and Chief Financial Officer of USA. Mr. Khosrowshahi has served as Executive Vice President, Operations and Strategic Planning of USA since July 2000. From August 1999 to July 2000, Mr. Khosrowshahi served as President of USA Networks Interactive, a division of USA. Mr. Khosrowshahi joined USA in 1998 as Vice President of Strategic Planning for USA and was later promoted to Senior Vice President in May 1999. Prior to joining USA, Mr. Khosrowshahi worked at Allen & Company Incorporated from 1991 to 1998 where he served as Vice President from 1995 to 1998. He is a director of Expedia, Inc. and BET.com.

     David Litman. Mr. Litman, 45, has served as our Chief Executive Officer and as one of our directors since May 1999. He co-founded our predecessor business with Mr. Diener in 1991 and previously served as that entity’s Chief Executive Officer from 1991 to its acquisition in 1999.

     Dan Marriott. Mr. Marriott, 34, has been a director of Hotels.com since March 2002. Since March 2002, Mr. Marriott has served as Senior Vice President, Strategic Planning of USA. Previously, Mr. Marriott served as Executive Vice President of Corporate Strategy and Development of Ticketmaster from January 2000 to February 2002. Prior to such position, Mr. Marriott served as Executive Vice President, Business Development from February 1999 to December 1999 and Executive Vice President, Product Development and Marketing from August 1997 to January 1999. Prior to joining the Company, Mr. Marriott was employed by PepsiCo for approximately seven years, most recently in the position of Senior Product Manager for PepsiCo’s Frito-Lay division. He is a director of Expedia, Inc.

     Eli Segal. Mr. Segal, 60, has been a director of the company since May 1999. Mr. Segal also serves as Chairman of the Audit Committee of our Board of Directors and is a member of the Compensation Committee of our Board of Directors. Since December 1996, Mr. Segal has served as Chairman of the Board of SchoolSports, a magazine and online content provider covering the world of high school sports. Mr. Segal previously served as Assistant to the President of the United States from January 1993 to February 1996 and as President and Chief Executive Officer of The Welfare to Work Partnership, a nonpartisan, nonprofit business organization, from 1997 to 2000. Mr. Segal also serves as a director of Hasbro, Inc. and A.C. Moore Arts & Crafts, Inc.

Executive Officers of the Registrant

     The following list sets forth the name, and present principal occupation or employment, and material occupations, positions, offices or employment for the past five years of each executive officer of the company other than Mr. Litman and Mr. Diener, whose biographies are set forth above.

     Sandra D’Arcy. Ms. D’Arcy, 55, has served as Hotels.com’s Executive Vice President since 1998. From 1994 to 1998, she served as a Vice President of Hotels.com’s predecessor business.

     Mel Robinson. Mr. Robinson, 48, has served as Hotels.com’s Chief Financial and Strategic Officer since September 2000. Previously, from 1997, Mr. Robinson was Senior Vice President of Travel Services International, a leisure travel distribution firm. From 1994 to 1997, Mr. Robinson was Chief Financial Officer of Cruises Only.

     Gregory S. Porter. Mr. Porter, 37, joined Hotels.com as its General Counsel and Secretary in June 2000. From August 1999 until he became an employee of the company, Mr. Porter was an attorney with the law firm of Baker & McKenzie. From 1995 to 1999, Mr. Porter was Vice President—Legal of Harken Energy Corporation, an oil and gas exploration company.

Section 16(a) Beneficial Ownership Reporting Compliance.

     To the company’s knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required, during the fiscal year ended December 31, 2002, all of the company’s executive officers, directors and holders of more than 10% of its common stock timely filed all reports required by Section 16(a) of the Exchange Act of 1934, as amended, except with respect to the late filings of Form 5 by each of Mr. Litman and Mr. Diener to report an option grant in January 2002.

Item 11. Executive Compensation

     The following table presents information concerning total compensation earned by the Named Executive Officers — the Chief Executive Officer and the four other most highly compensated executive officers of Hotels.com who served in such capacities as of December 31, 2002 — for services rendered to Hotels.com during each of the last three fiscal years. The information presented below represents compensation earned by the Named Executive Officers for all services performed for Hotels.com or any of its subsidiaries.

Summary Compensation Table

					Long-Term
					Compensation
					Awards

		Annual Compensation			Shares
Name and Principal	Fiscal				Underlying	All Other
Positions	Year	Salary		Bonus	Options	Compensation(1)

	2002	$250,000		$200,000	50,000	$17,067
David Litman	2001	250,000		505,625	—	30,531
Chief Executive Officer	2000	115,000	(2)	—	200,000 (2)	—
	2002	$250,000		$200,000	50,000	$16,779
Robert Diener	2001	250,000		505,625	—	30,339
President	2000	115,000	(3)	—	200,000 (3)	—
Mel Robinson	2002	$200,000		$—	11,700	$16,213
Chief Financial and	2001	200,000		—	126,100 (4)	11,876
Strategic Officer	2000	52,615	(5)	—	100,000	—
	2002	$172,800		$—	14,447	$11,957
Sandra D’Arcy	2001	172,800		—	9,560 (6)	20,416
Executive Vice President	2000	152,453		61,481	59,375	—
Gregory S. Porter	2002	$132,904		$—	14,840	$15,696
General Counsel and	2001	125,001		—	18,220 (7)	16,876
Secretary	2000	60,000	(8)	—	15,000	—

(1)	Includes the value of the Company’s contributions to the Company-sponsored 401(k) plan and the amount paid by the Company for medical, dental, vision and term life insurance coverage under health and welfare plans.

(2)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Litman on May 10, 2000.

(3)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Diener on May 10, 2000.

(4)	Excludes options to purchase 20,000 shares of USA common stock granted to Mr. Robinson on December 16, 2001.

(5)	Reflects compensation for the period September 1, the date Mr. Robinson joined Hotels.com, to December 31, 2000.

(6)	Excludes options to purchase 15,000 shares of USA common stock granted to Ms. D’Arcy on December 16, 2001.

(7)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Porter on December 16, 2001.

(8)	Reflects compensation for the period June 19, the date Mr. Porter joined Hotels.com, to December 31, 2000.

Stock Options

     The following table sets forth certain information about the stock option awards that were made to the Named Executive Officers during fiscal 2002. All of these options are transferable to family members under specified conditions.

Option Grants in Last Fiscal Year

	Number of		Percentage			Potential Realizable Value
	Shares		of Total			at Assumed Annual Rates of
	Underlying		Options	Exercise		Stock Price Appreciation
	Options		Granted to	Price		for Option Term(1)
	Granted		Employees in	Per Share	Expiration
Name	(#)(2)		Fiscal Year	($/sh)	Date	5% ($)	10% ($)

David Litman	50,000		2.47%	$44.83	1/24/12	$1,409,667	$3,572,374
Robert Diener	50,000		2.47%	$44.83	1/24/12	$1,409,667	$3,572,374
Mel Robinson	6,000	(3)	0.30%	$43.31	1/11/12	$163,425	$414,150
	5,100	(3)	0.28%	58.93	4/01/12	211,246	535,340
Sandra D’Arcy	3,563	(3)	0.18%	$43.31	1/11/12	$97,047	$245,936
	7,500		0.37%	43.31	1/11/12	204,281	517,687
	3,384	(3)	0.17%	58.93	4/01/12	125,414	317,823
Gregory S. Porter	1,200	(3)	0.06%	$43.31	1/11/12	$32,685	$82,830
	1,140	(3)	0.06%	58.93	4/01/12	42,249	107,068
	12,500		0.62%	38.06	7/29/12	313,661	794,879

(1)	Potential gains are calculated based on the closing price per share of the class A common stock on the date of grant, net of the respective exercise price but before taxes associated with the exercise. The 5% and 10% assumed annual rates of compounded stock appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Hotels.com’s estimate or projection of future Hotels.com stock price. Actual gains, if any, on stock option exercises are dependent on the future market price of shares of class A common stock, Hotels.com’s future financial performance and overall market conditions, as well as on the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2)	All of the options granted were granted under the company’s 2000 Stock Plan, expire 10 years from the date of grant and were granted at the fair market value at the time of grant. The stock options will become exercisable with respect to 1/4 of the shares on the first anniversary of the date of grant and with respect to 1/48 of the original amount of shares on each monthly anniversary thereafter until fully vested.

(3)	Represents options granted pursuant to the Company’s Option-Based Incentive Program.

Aggregated Option Exercises in Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Shares		Value of Unexercised
	Shares		Underlying Unexercised		In-the Money Options(1)
	Acquired on	Value	Options at Fiscal Year-End (#)		At Fiscal Year-End ($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David Litman(2)	62,499	$2,824,852	8,335	108,333	$321,981	$2,743,404
Robert Diener(3)	62,499	$2,824,852	8,335	108,333	$321,981	$2,743,404
Mel Robinson(4)	107,194	$2,124,899	9,425	121,181	$181,787	$2,310,977
Sandra D’Arcy(5)	20,769	$879,030	3,819	37,766	$115,524	$943,394
Gregory S. Porter(6)	7,000	$205,855	8,990	32,070	$187,878	$562,168

(1)	Amounts were calculated using the closing price of Hotels.com’s Class A common stock on the last trading day of the fiscal year ($54.63). Value is calculated on the basis of the difference between the option exercise price and $54.63 multiplied by the number of shares of common stock underlying the option.

(2)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Litman on May 10, 2000, of which options to purchase 7,500 shares of USA common stock were vested at December 31, 2002 and options to purchase 7,500 shares of USA common stock were unexercisable as of December 31, 2002. None of such options were exercised in 2002. The values of the exercisable and unexercisable in-the-money USA options at December 31, 2002 were $9,225 and $9,225, respectively.

(3)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Diener on May 10, 2000, of which options to purchase 7,500 shares of USA common stock were vested at December 31, 2002 and options to purchase 7,500 shares of USA common stock were unexercisable as of December 31, 2002. None of such options were exercised in 2002. The values of the exercisable and unexercisable in-the-money USA options at December 31, 2002 were $9,225 and $9,225, respectively.

(4)	Excludes options to purchase 20,000 shares of USA common stock granted to Mr. Robinson on December 16, 2001, of which options to purchase 5,000 shares of USA common stock were vested at December 31, 2002 and options to purchase 15,000 shares of USA common stock were unexercisable at December 31, 2002. None of such options were exercised in 2002.

(5)	Excludes options to purchase 15,000 shares of USA common stock granted to Ms. D’Arcy on December 16, 2001, of which options to purchase 3,750 shares of USA common stock were vested at December 31, 2002 and options to purchase 11,250 shares of USA common stock were unexercisable at December 31, 2002. None of such options were exercised in 2002.

(6)	Excludes options to purchase 15,000 shares of USA common stock granted to Mr. Porter on December 16, 2001, of which options to purchase 3,750 shares of USA common stock were vested at December 31, 2002 and options to purchase 11,250 shares of USA common stock were unexercisable at December 31, 2002. None of such options were exercised in 2002.

Employment Agreements

     On July 28, 2000, we entered into an employment agreement with Mr. Robinson, for an initial term extending through August 31, 2001, and providing for automatic renewals of consecutive one-year terms unless either party gives at least 60 days’ prior written notice of its intention not to renew. The employment agreement provided for an initial base salary of $180,000, which was increased to $200,000 in 2001. Mr. Robinson is also eligible to receive an annual discretionary bonus.

     Mr. Robinson’s employment agreement provided for a grant of stock options to purchase 100,000 shares of our class A common stock. Mr. Robinson’s options are exercisable over a four-year period, with 25% of the number of shares covered by such options vesting after one year and 1/36 of the remainder vesting each month over the following three years. Upon a change of control of Hotels.com, in addition to any options vested at the time of the change of control, 50% of the unvested options shall also become vested.

Other Benefits

     401(k) Retirement Plan. We maintain a 401(k) retirement savings plan that is available to substantially all of our employees. Under the terms of the plan, we match 25% of each participant’s voluntary contributions up to 4% of the participant’s compensation. A participant vests in the matching contributions after three years of employment.

Director Compensation

     Messrs. Diener and Litman, who are directors that are also Hotels.com employees, Ms. Busquet and Messrs. Diller, Ellen, Kaufman, Khosrowshahi and Marriott, who are directors that are employees of Hotels.com’s parent company USA, do not receive any additional compensation for serving on the Board of Directors.

     Annual Retainer Fee. Each director of Hotels.com who is not an employee of Hotels.com, USA or an Hotels.com subsidiary, receives an annual retainer of $10,000 per year plus $1,000 for each Board or Committee meeting attended and $2,500 for each Committee chaired. Under our Directors’ Stock Option Plan, as amended, directors who are not employees of Hotels.com, USA or any Hotels.com subsidiary received a grant of options to purchase 15,000 shares of our class A common stock upon their initial election to office. In addition, the Directors’ Stock Option Plan provides that each such director will receive an additional grant of options to purchase 10,000 shares of our class A common stock annually on the date of our annual meeting of stockholders at which the director is re-elected. The exercise price per share of our class A common stock subject to the options is the fair market value of our class A common stock on the date of grant, which is defined as the mean of the high and low sale price on any stock exchange on which the class A common stock is listed or as reported by Nasdaq or, in the event that the class A common stock is not so listed or reported, as determined by an investment banking firm selected by the Compensation Committee. The options vest in equal increments on each of the first three anniversaries of the date of grant. The options expire ten years from the date of grant.

     Other Benefits. We reimburse our directors who are not employees of either Hotels.com or USA for the reasonable expenses associated with attending Board meetings and provide them with liability insurance coverage for their activities as our directors.

Compensation Committee Interlocks and Insider Participation

     Neither Ms. Harms nor Messrs. Segal or Blutinger is an officer or employee, or former officer or employee, of Hotels.com or any of its subsidiaries. No interlocking relationship exists between the members of Hotels.com’s Management, Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Compensation Committee Report on Executive Compensation

     The Compensation Committee is responsible for establishing and administering the company’s executive compensation programs.

     The Compensation Committee’s compensation philosophy is designed to support the company’s primary objective of creating value for shareholders. The Compensation Committee believes that the following compensation strategies for the Company’s executive officers, including the Chief Executive Officer (the CEO) and the President, achieve this objective:

•	Attract and retain talented executives — Hotels.com provides core compensation in the form of base salary and benefit programs that are comparable to those of similarly sized companies in the e-commerce/leisure/hospitality industry. The base salary target is generally based on industry survey results. For higher levels of responsibility, the base salary component is intended to be a diminishing portion of the executive’s potential total compensation.

•	Emphasize pay for performance — Hotels.com’s incentive plan establishes a significant relationship between current Hotels.com performance and incentive compensation, on a sliding scale basis, with substantial rewards possible for exceptional results and no reward for results below plan.

•	Encourage management stock ownership — The Compensation Committee firmly believes that long-term shareholder value will be significantly enhanced by management stock ownership. As a result, the Company’s stock option program strongly encourages stock ownership by executive officers. The Company generally establishes base salary ranges by considering compensation levels in similarly sized companies in the e-commerce/leisure/ hospitality industry.

     The Compensation Committee reviews and approves all executive officer salary adjustments as recommended by the CEO. The Committee reviews the performance of the CEO and establishes his base salary. In addition to compensation through base salaries, the Compensation Committee has the authority to issue performance-based bonuses. Incentive bonuses will be paid only to the extent that the Company meets performance objectives. Bonus awards are based on the Compensation Committee’s determination of the individual’s position and level of responsibility and the individual’s impact on the Company’s financial success

Base Salary

     All salaries for executive and senior management are approved by the Compensation Committee. For the CEO and the President, the Compensation Committee takes into account a variety of factors in determining base salary, including:

•	the individual’s experience and prior performance;

•	the company’s operating performance;

•	the company’s attainment of planned financial and strategic initiatives;

•	competitive salaries for comparable officers at comparable companies; and

•	the fairness of individual executive officers’ salaries relative to their responsibilities and the salaries of other executive officers.

Stock Options

     The company’s stock option program is designed to link executive compensation with stockholder value. The company grants options to all employees upon initial employment and the company makes periodic option grants to eligible employees based on performance. Certain employees may receive option grants upon promotion and in connection with entering into certain new employment arrangements.

     In addition, the company has adopted an Option-Based Incentive Program pursuant to which all employees, including the company’s senior executives other than the CEO and the President, receive quarterly grants of stock option contingent upon the company’s attainment of certain financial goals.

Chief Executive Officer and President Compensation

     In January 2001, the Company adopted a Senior Management Incentive Plan pursuant to which the annual salary of Mr. Litman, the company’s Chief Executive Officer, and Mr. Robert Diener, the company’s President, was increased to $250,000. In addition, under the plan Mr. Litman and Mr. Diener each would receive annual incentive bonuses and option grants based upon the attainment of certain performance goals.

     Messrs. Litman and Diener each received a salary of $250,000 and a bonus of $200,000 during 2002. Mr. Litman and Mr. Diener received a stock option grant of 50,000 shares in 2002. In January 2002, Messrs. Litman and Diener each received a stock option grant of 75,000 shares of class A common stock under the Senior Management Incentive Plan based upon their performance in 2002.

Summary

     The Compensation Committee believes that the Company’s executive compensation program must continually provide executives with a strong incentive to focus on and achieve the Company’s business objectives and link a significant portion of long-term remuneration directly to stock price appreciation realized by all of the Company’s stockholders. By assuring that executives are appropriately compensated and therefore motivated, the long-term interests of stockholders will be best served.

     Submitted by the Compensation Committee of the Company’s Board of Directors

        Elan Blutinger
        Beverly Harms (Chairperson)
        Eli Segal

Performance Graph

     The following Performance Graph compares, for the period that our Class A common stock has been publicly traded (since February 25, 2000), the cumulative total stockholder return for Hotels.com with The Nasdaq Stock Market (U.S. Composite) Index (the “Nasdaq Composite”), and The ISDEX Internet Stock Index (the “ISDEX Internet Index”). The Performance Graph assumes that $100 was invested beginning on the date of our initial public offering in each of Hotels.com and each of the indexes. Total return performance for the Nasdaq Composite and the ISDEX Internet Index is weighted based on the market capitalization of the companies included in each index and assumes that dividends are reinvested. We did not declare or pay any dividends on our Class A common stock fiscal 2002, 2001 or 2000. Immediately following the Performance Graph is a chart of the numerical plot-points that support the graph. We caution that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

		December 31,
	February 25,
	2000	2000	2001	2002

Hotels.com	$100.00	$109.14	$176.93	$210.12
ISDEX Internet Index	$100.00	$37.02	$18.53	$11.05
Nasdaq Composite	$100.00	$53.82	$42.49	$29.09

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our class A Common Stock

     The following table sets forth, as of April 11, 2003, certain information regarding the beneficial ownership of our class A common stock by each person or entity who is known by us to own beneficially 5% or more of our outstanding class A common stock, each director of the Company, each of our Named Executive Officers, and all of our directors and executive officers as a group. The table also presents as of April 11, 2003, information relating to the beneficial ownership of shares of common stock of USA, our parent company, by each director of the Company, each of our Named Executive Officers, and all of our directors and executive officers as a group.

		Number of Shares		Percentage of	Percentage of Total
Name and Address of		Beneficially Owned		Shares Beneficially	Voting Power (of
Beneficial Owner	Title of Class	(1)		Owned (1)	All Classes) (2)

USA Interactive	Hotels.com class A	38,999,100	(3)	67.8%	96.9%
152 West 57th Street, 42nd Floor
New York, NY 10019

Viking Global Performance LLC	Hotels.com class A	991,100	(4)	5.5%	*
280 Park Avenue, 35th Floor
New York, New York 10017

Viking Global Investors, L.P.	Hotels.com class A	991,100	(4)	5.5%	*
280 Park Avenue, 35th Floor
New York, New York 10017

O. Andreas Halvorsen(5)	Hotels.com class A	991,100	(4)	5.5%	*
Brian T. Olson (5)	Hotels.com class A	991,100	(4)	5.5%	*
David C. Ott (5)	Hotels.com class A	991,100	(4)	5.5%	*
Elan Blutinger	Hotels.com class A	6,668	(6)	*	*
	USA common	—		—	—
Anne Busquet	Hotels.com class A	—		*	*
	USA common	50,701	(7)	*	*
Sandra D’Arcy	Hotels.com class A	15,738	(6)	*	*
	USA common	3,750	(8)	*	*
Robert Diener (9)	Hotels.com class A	4,188,860	(10)	23.2%	*
	USA common	11,250	(8)	*	*
Barry Diller (11)	Hotels.com class A	—		—	—
	USA common	235,213,844	(12)	39.9%	68.2%
David Ellen	Hotels.com class A	—		—	—
	USA common	19,750	(13)	*	*
Beverly Harms	Hotels.com class A	10,000	(6)	*	*
	USA common	4,000		*	*
Victor Kaufman	Hotels.com class A	—		—	—
	USA common	1,621,760	(14)	*	*
Dara Khosrowshahi	Hotels.com class A	68,550	(6)	*	*
	USA common	597,536	(15)	*	*
David Litman (9)	Hotels.com class A	4,290,235	(16)	23.8%	*
	USA common	11,250	(8)	*	*
Dan Marriott	Hotels.com class A	—		—	—
	USA common	791,756	(17)	*	*
Gregory S. Porter	Hotels.com class A	14,267	(18)	*	*
	USA common	3,750	(8)	*	*
Mel Robinson	Hotels.com class A	36,871	(6)	*	*
	USA common	5,000	(8)	*	*
Eli Segal	Hotels.com class A	10,000	(6)	*	*
	USA common	1,000		*	*
Directors and executive officers as a group	Hotels.com class A	8,641,188	(19)	47.9%	1.4%
(14 persons)	USA common	238,345,347	(20)	40.2%	68.3%

*	Represents less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of class A common stock shown as beneficially owned by them.

(2)	Percentage of total voting power is based on one vote for each share of our class A common stock and 15 votes for each share of our Class B common stock, calculated assuming no conversion of our Class B common stock by any holder.

(3)	Represents the number of shares of class A common stock that may be issued upon conversion of the shares of Class B common stock held by USA. Under our restated certificate of incorporation, shares of our Class B common stock are convertible at any time into an equal number of shares of our class A common stock.

(4)	Consist of (a) 511,100 shares held by Viking Global Equities LP, (b) 35,800 shares held Viking Global Consumer Fund LP and (c) 444,200 shares of class A common stock held by held by VGE III Portfolio Ltd. and Viking Global Consumer Portfolio Ltd. Viking Global Investors L.P., Viking Global Performance LLC, and Messrs. Halvorsen, Olson and Ott do not own any shares of class A common stock directly. Viking Global Investors L.P. is the general partner of Viking Global Equities LP and Viking Global Consumer Fund LP. Viking Global Performance LLC, an affiliate of Viking Global Investors LP, provides managerial services to Viking Global Equities LP and Viking Global Consumer Fund LP. Messrs. Halvorsen, Olson and Ott are Managing Directors of Viking Global Investors LP and members of Viking Global Performance LLC.

(5)	The address of Messrs. Halvorsen, Olson and Ott is c/o Viking Global Performance LLC, 280 Park Avenue, 35th Floor, New York, New York 10017.

(6)	Represents shares of class A common stock issuable upon the exercise of vested stock options.

(7)	Consists of 19,035 shares of USA common stock and 31,666 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans.

(8)	Represents shares of USA common stock issuable upon the exercise of vested stock options.

(9)	The address of Messrs. Litman and Diener is c/o Hotels.com, 10440 North Central Expressway, Suite 400, Dallas, TX 75231.

(10)	Consists of (a) 596,558 shares of class A common stock held by Mr. Diener directly, (b) 50,002 shares of class A common stock issuable upon the exercise of vested stock options, (c) 3,529,980 shares of class A common stock held of record by TMF Liquidating Trust, and (d) 12,320 shares of class A common stock held for the benefit of Mr. Diener’s children. Mr. Diener is a co-trustee of TMF Liquidating Trust and, along with his spouse and trusts for the benefit of his minor children, are beneficiaries of 50% of TMF Liquidating Trust’s assets. Mr. Diener disclaims beneficial ownership of all other assets held by TMF Liquidating Trust and the class A common stock attributable to the trusts for the benefit of his children, and this report shall not be deemed an admission that Mr. Diener is the beneficial owner of those shares of class A common stock for any purpose.

(11)	The address of Mr. Diller is c/o USA Interactive, 152 West 57th Street, 42nd Floor, New York, NY 10019.

(12)	Consists of 2,043,705 shares of USA common stock owned by Mr. Diller, options to purchase 47,120,888 shares of USA common stock granted under USA’s stock option plans, 200,801 shares of USA common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 44 shares of USA common stock and 48,846,808 shares of USA Class B common stock held by BDTV Inc, BDTV II Inc., BDTV III Inc. and BDTV IV Inc., 49,756,461 shares of USA common stock and 2,353,188 shares of USA Class B common stock which are held by Liberty Media Corporation, and 43,181,308 shares of USA common stock, 13,430,000 shares of USA Class B common stock and warrants to acquire 28,280,641 shares of USA common stock, which are held by Vivendi Universal, S.A., as to which Mr. Diller has general voting authority under the Stockholders Agreement. Excludes options to purchase 26,665 shares of USA common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.

(13)	Consists of 1,000 shares of USA restricted stock and 18,750 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans.

(14)	Consists of 19,260 shares of USA common stock, 15,000 shares of USA restricted stock and 1,587,500 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans.

(15)	Consists of 42,120 shares of USA common stock, 15,000 shares of USA restricted stock and 540,416 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans.

(16)	Consists of (a) 495,700 shares of class A common stock held by Mr. Litman directly, (b) 50,002 shares of class A common stock issuable upon the exercise of vested stock options, (c) 3,529,980 shares of class A common stock held of record by TMF Liquidating Trust, (d) 104,892 shares of class A common stock held for the benefit of Mr. Litman’s children, and (e) 109,661 shares of class A common stock held by a foundation for which Mr. Litman serves as an officer and director. Mr. Litman is a co-trustee of TMF Liquidating Trust and, along with his spouse and trusts for the benefit of his minor children, are beneficiaries of 50% of TMF Liquidating Trust’s assets. Mr. Litman disclaims beneficial ownership of all other assets held by TMF Liquidating Trust and the class A common stock attributable to the trusts for the benefit of his children and the foundation, and this report shall not be deemed an admission that Mr. Litman is the beneficial owner of those shares of class A common stock for any purpose.

(17)	Consists of 16 shares of USA common stock held indirectly by Mr. Marriott’s spouse, 3,000 shares of USA restricted stock and 788,740 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans.

(18)	Consists of 750 shares of class A common stock and 13,517 shares of class A common stock issuable upon the exercise of vested stock options.

(19)	Includes 261,347 of class A common stock issuable upon the exercise of vested stock options.

(20)	Includes 50,122,960 shares of USA common stock issuable upon the exercise of vested stock options granted under USA’s stock option plans and 34,000 shares of USA restricted stock.

Our Class B Common Stock

     The following table sets forth, as of April 11, 2003, certain information regarding the beneficial ownership of our Class B common stock by each person or entity who is known by us to own beneficially 5% or more or of our outstanding Class B common stock, each director of the Company, each of our Named Executive Officers, and all of our directors and executive officers as a group.

Name and Address of	Number of Shares	Percentage of
Beneficial Owner	Beneficially Owned	Class (1)
USA Interactive 152 West 57th Street, 42nd Floor New York, NY 10019	38,999,100	100%
Elan Blutinger	—	—
Anne Busquet	—	—
Sandra D’Arcy	—	—
Robert Diener	—	—
Barry Diller	—	—
David Ellen	—	—
Beverly Harms	—	—
Victor Kaufman	—	—
Dara Khosrowshahi	—	—
David Litman	—	—
Dan Marriott	—	—
Gregory S. Porter	—	—
Mel Robinson	—	—
Eli Segal	—	—
All executive officers and directors as a group (14 persons)	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Class B common stock shown as beneficially owned by them. Shares of our Class B common stock may be converted at any time into an equal number of shares of our Class A common stock.

Equity Compensation Plan Information

     The following table sets forth certain information, as of December 31, 2002, regarding the Company’s equity compensation plans.

			Number of securities
	Number of securities to be	Weighted average	remaining available
	issued upon exercise of	exercise price of	for future grant under
	outstanding options,	outstanding options,	equity compensation
	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders(1)	3,284,312	$39.05	831,997
Equity compensation plans not approved by security holders(2)	627,824	$18.35	2,047,827

Total	3,912,136	$35.73	2,879,824

(1)	The material features of our 2000 Stock Plan and our Directors’ Stock Option Plan are described in Note 10 to the Company’s financial statements for the year ended December 31, 2002.

(2)	Consists of warrants issued or issuable to third-party marketing and distributing partners in connection with several exclusive marketing and distribution agreements are more fully described in Note 5 to the Company’s financial statements for the year ended December 31, 2002.

Item 13. Certain Relationships and Related Party Transactions

     We had an arrangement with Ticketmaster, a division of USA, that allowed Ticketmaster to sell hotel rooms to their customers. Under the arrangement, Ticketmaster marketed our lodging accommodations via the Internet in return for (1) links from our websites and newsletters to the Citysearch.com and Ticketmaster.com websites and (2) a 5% commission on the gross revenues generated from lodging accommodations booked through the Citysearch.com site. This arrangement terminated in 2002. The commission paid to Ticketmaster for the year ended December 31, 2002 was $0.4 million.

     In March 2002, we entered into an arrangement with an arrangement with Precision Response Corporation, a subsidiary of USA, for outsourced call center services. For the year ended December 31, 2002, we incurred fees of $2.0 million under the arrangements with Precision Response Corporation.

     During 2002, USA contributed $0.9 million of television advertising on its cable channels for which the Company paid no consideration.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report

     (1)  Financial Statements included in Part II of this report.

     (3)  Exhibits

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP (filed herewith). Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C.
99.1	Section 1350 (filed herewith). Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18
99.2	U.S.C. Section 1350 (filed herewith).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Hotels.com

April 30, 2003	/s/ Mel Robinson Mel Robinson, Chief Financial and Strategic Officer

CERTIFICATIONS

     I, David S. Litman, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Hotels.com;

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

Date: April 30, 2003	/s/ David Litman David S. Litman Chief Executive Officer

     I, Mel Robinson, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Hotels.com;

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

Date: April 30, 2003	/s/ Mel Robinson Mel Robinson Chief Financial and Strategic Officer

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP (filed herewith). Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C.
99.1	Section 1350 (filed herewith). Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18
99.2	U.S.C. Section 1350 (filed herewith).