Form 10-Q
period 2003-03-31
HOTELS COM
filed 2003-05-15
CIK 1098322

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from                    to

COMMISSION FILE NUMBER: 000-29575

HOTELS.COM

(Exact name of registrant as specified in its charter)

DELAWARE	75-2817683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10440 North Central Expressway
Suite 400
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

Yes [x] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes [x] No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2003.

Class

Class A Common Stock	18,084,045
Class B Common Stock	38,999,100

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

HOTELS.COM
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HOTELS.COM
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,357	$6,058
Restricted cash equivalents	14,677	12,151
Marketable securities – available for sale	327,252	377,661
Accounts and notes receivable	16,004	12,680
Prepaid hotel rooms	549	55
Current portion of non-cash deferred distribution and marketing costs	7,878	8,245
Deferred income taxes	—	2,022
Other current assets	7,205	6,464

Total current assets	430,922	425,336
PROPERTY AND EQUIPMENT
Computer equipment and software	24,090	19,525
Buildings and leasehold improvements	1,949	1,397
Furniture and other equipment	4,167	3,800

	30,206	24,722
Less accumulated depreciation and amortization	(7,461)	(6,084)

	22,745	18,638
OTHER ASSETS
Goodwill, net of amortization of $97,780 at both March 31, 2003 and December 31, 2002	369,964	369,743
Non-cash deferred distribution and marketing costs	9,306	11,263
Intangible assets, net of amortization of $3,019 at March 31, 2003 and $2,392 at December 31, 2002	21,314	21,825
Other assets	79	79

	$854,330	$846,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$91,768	$74,664
Deferred revenue	112,127	76,356
Income tax payable	15,333	7,445
Intercompany payable	2,844	1,856
Other accrued liabilities	19,210	22,829

Total current liabilities	241,282	183,150
Deferred income taxes	5,472	5,998
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 20,000,000 shares authorized, none outstanding	—	—

Class A common stock, $0.01 par value; 600,000,000 shares authorized, 19,443,325 shares and 19,340,346 issued at March 31, 2003 and December 31, 2002, respectively, 17,893,325 shares and 19,340,346 shares outstanding at March 31, 2003 and December 31, 2002,

respectively	195	194
Class B common stock, $0.01 par value; 150,000,000 shares authorized, 38,999,100 shares outstanding at March 31, 2003 and December 31, 2002, respectively	390	390
Treasury stock (1,550,000 share at March 31, 2003)	(73,480)	—
Additional paid-in capital	561,582	556,876
Accumulated other comprehensive gain	309	326
Retained earnings	118,580	99,950

Total stockholders’ equity	607,576	657,736

	$854,330	$846,884

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months
	Ended March 31,

	2003	2002

Net revenues	$277,427	$165,712
Cost of sales	194,008	113,397

Gross profit	83,419	52,315
Operating expenses:
Selling, general and administrative	49,420	26,521
Non-cash distribution and marketing	4,661	6,072
Non-cash compensation	89	—
Depreciation	1,377	665
Amortization – intangible assets	626	289

Total operating expenses	56,173	33,547

Income from operations	27,246	18,768
Other income:
Interest	1,414	1,131

Income before income tax expense	28,660	19,899
Income tax expense	(10,030)	(6,965)

Net income	$18,630	$12,934

Basic earnings per common share	$0.33	$0.22

Diluted earnings per common share	$0.32	$0.22

Weighted average number of basic common shares outstanding	57,066	57,531

Weighted average number of diluted common shares outstanding	57,563	58,445

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

		Class A Common		Class B Common					Accumulated
	Total	Stock		Stock			Additional		Other
	Stockholders'					Treasury	Paid-in	Retained	Comprehensive
	Equity	Shares	$	Shares	$	Stock	Capital	Earnings	Income (Loss)

Balance at January 1, 2003	$657,736	19,340,346	$194	38,999,100	$390	$—	$556,876	$99,950	$326
Comprehensive income:
Net income for the three months ended March 31, 2003	18,630							18,630
Accumulated other comprehensive loss, net of taxes of $9	(17)								(17)

Comprehensive income	18,613
Issuance of common stock upon exercise of warrants	2,337	41,198	—				2,337
Issuance of common stock upon exercise of options	1,801	61,781	1				1,800
Stock-based compensation	89						89
Income tax benefit related to stock options exercised	480						480
Purchase of Treasury stock	(73,480)	(1,550,000)				(73,480)

Balance at March 31, 2003	$607,576	17,893,325	$195	38,999,100	$390	$(73,480)	$561,582	$118,580	$309

The accompanying notes are an integral part of these statements.

HOTELS.COM
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months
	Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$18,630	$12,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,377	665
Amortization – intangible assets	626	289
Non-cash deferred distribution and marketing costs	4,661	6,072
Non-cash compensation	89	—
Deferred income taxes	1,496	3,203
Income tax benefit upon exercise of employee stock options	480	3,246
Changes in current assets and liabilities, net of acquisitions:
Restricted cash equivalents	(2,526)	(2,945)
Accounts and notes receivable	(3,324)	(4,838)
Prepaid hotel rooms	(494)	783
Other current assets	(741)	(827)
Accounts payable, trade	17,104	13,152
Deferred revenue	35,771	44,903
Income tax payable	7,898	506
Intercompany payables	988	590
Other accrued liabilities	(3,619)	830

Net cash provided by operating activities	78,416	78,563
Cash flows from investing activities:
Acquisitions, net of cash acquired	(221)	(15)
Capital expenditures	(5,484)	(2,595)
Purchase of intangible assets	(116)	(2,094)
Net purchases of marketable securities	—	(58,371)
Net proceeds from sale of marketable securities	50,383	—
Other, net	—	(23)

Net cash provided by (used in) investing activities	44,562	(63,098)
Cash flows from financing activities:
Purchase of treasury stock	(73,480)	—
Net proceeds from exercise of stock options	1,801	6,806

Net cash provided by (used in) financing activities	(71,679)	6,806

Net increase in cash and cash equivalents	51,299	22,271
Cash and cash equivalents at beginning of period	6,058	44,269

Cash and cash equivalents at end of period	$57,357	$66,540

Supplemental Cash Flow Information:
Cash paid for income taxes	$155	$11

Supplemental Disclosure of Non Cash Financing Information:
Contribution by USA of television advertising	$—	$861

Issuance of common stock upon exercise of warrants	$2,337	$2,662

The accompanying notes are an integral part of these statements.

HOTELS.COM
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, RECAPITALIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Hotels.com (the “Company”), a subsidiary of USA Interactive (“USA”), is a leading consolidator of discount hotel and other lodging accommodations for resale in the consumer market in North America, Europe, the Caribbean and Asia.

Basis of Presentation

     In the opinion of the Company, all adjustments including normal recurring adjustments necessary for a fair presentation of such unaudited condensed consolidated financial statements have been made. Interim results are not necessarily indicative of results to be expected for the full year. The interim unaudited condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s audited consolidated financial statements and notes thereto. Accordingly, the accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s 2002 consolidated financial statements included in the Company’s Annual Report on Form 10-K.

Revenue Recognition

     The Company classifies revenue into three categories: merchant, agency and other. Merchant revenue is derived from bookings made at lodging properties with which the Company has contracted in advance for volume commitments and guaranteed availability. For merchant revenue, charges for lodging accommodations are billed to customers in advance. Customer charges are included in deferred revenue and recognized as revenue at the conclusion of the customer’s stay at the lodging property. Unsold contracted lodging accommodations generally may be returned by the Company based on a cutoff period, which generally expires simultaneously with the date the customer may cancel the hotel reservation. Customers are subject to a penalty for all cancellations or changes to the reservation. The Company bears the risk of loss for all prepaid rooms and lodging accommodations cancelled by a customer subsequent to the cutoff period in which the Company can return the unused lodging accommodations. To date, the Company has not incurred significant losses under the room contracts with lodging properties.

     The Company presents merchant hotel revenue at the gross amount charged to its customers. The determination of gross versus net presentation is based principally on Company’s consideration of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as later clarified by Emerging Issues Task Force No. 99-10, “Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19),” including the relevant qualitative factors regarding the Company’s status as primary obligor and the extent of their pricing latitude and inventory risk. The method of revenue presentation by the Company does not impact operating profit, net income, earnings per share, or cash flows, but rather revenues, cost of sales, gross profit and gross profit margin.

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

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“FASB Statement No. 148”), which amends Statement of Financial Accounting Standard No. 123 (“FASB Statement No. 123”). This Statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has begun to expense stock-based compensation on a prospective basis beginning with the three months ending March 31, 2003, and will continue to provide pro forma information in the notes to financial statements to provide the results as if the accounting provisions of FASB Statement No. 123 had been adopted in previous years. The Company intends to issue restricted stock units that will vest in future periods instead of stock options, although stock options may be issued in 2003 during the transition to 100% restricted stock. For stock options and restricted stock units issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

     The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$18,630	$12,934
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	58	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,607)	$(1,082)

Pro forma net income	$17,081	$11,852

Earnings per share:
Basic—as reported	$0.33	$0.22
Basic—pro forma	$0.30	$0.21
Diluted—as reported	$0.32	$0.22
Diluted—pro forma	$0.30	$0.20

Advertising

     Advertising expense for the three-month periods ended March 31, 2003 and 2002 was $12.2 million and $4.6 million, respectively. The Company capitalizes costs paid for advertising to specific target audiences on third-party Internet websites that have resulted in hotel room bookings for which the revenue has not been recognized as of the balance sheet date. The capitalized costs are amortized over a period of no longer than three months, which approximates the period over which the revenue is earned. As of March 31, 2003, capitalized advertising was $1.3 million. Other advertising costs are expensed in the period incurred.

Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” whereby the Company does not amortize goodwill, but is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its impairment test as of January 1, 2003 and has concluded that no goodwill impairment write-off is necessary.

Intangible Assets

     Intangible assets primarily consist of purchased websites and web domain names, which include hotels.com and others. Management has developed and implemented a branding strategy for these domain names that is expected to benefit the Company over a long period of time. Accordingly, the Company amortizes the costs of the intangible assets over a period of up to 10 years. The Company reviews the carrying value of intangible assets at least annually. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow of the assets, the carrying value is reduced to its estimated fair value. No indicators of impairment were noted during the three months ended March 31, 2003.

NOTE 2 – MARKETABLE SECURITIES AVAILABLE FOR SALE

     Investments in marketable securities available for sale consist of government bonds and medium term notes with an aggregate cost of $326.8 million and aggregate market value of $327.3 million resulting in a pre-tax unrealized gain of $0.5 million. The cumulative unrealized gain of $0.5 million is shown as a component of comprehensive income net of income tax provisions of $0.2 million. These investments have maturity dates generally less than one year.

NOTE 3 – NON-CASH DEFERRED DISTRIBUTION AND MARKETING COSTS

     In connection with several exclusive marketing and distribution agreements, and at the completion of its initial public offering, the Company issued warrants to marketing and distribution partners to purchase 1,428,365 shares of its class A common stock. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $14.8 million based on the fair market value of the warrants to purchase class A common stock at the initial public offering price of $16.00 per share. The asset is being amortized ratably over the terms of the exclusive marketing and distribution agreements, which range from two to five years. During the three months ended March 31, 2003 and 2002 the Company amortized $0.7 million and $0.9 million of the warrant costs, respectively.

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

In connection with this amendment, the Company also revised the terms of the performance warrant and waived the vesting requirements as to a portion of the warrant, which resulted in 1,468,773 shares underlying the performance warrant becoming immediately exercisable and the remaining 979,182 shares continuing to be subject to achieving certain performance targets. At the time of this amendment, the Company recorded an asset of approximately $26.3 million based on the fair market value of the warrants that became exercisable at such time, of which $1.5 million and $1.5 million was amortized during the three-month period ending March 31, 2003 and 2002, respectively. The asset is being amortized ratably over the remaining term of the marketing and distribution agreement. As of March 31, 2003, 419,105 of the remaining shares underlying the performance warrant remained unvested. During the three months ended March 31, 2003, the Company recorded an aggregate of $2.3 million of additional non–cash deferred distribution and marketing expense based upon the fair market value of the shares that vested during such period. The Company will record during each quarterly period through the end of the term of the marketing and distribution agreement in July 2005 an additional non-cash deferred distribution and marketing expense related to the portion of the performance warrant that vests during each such quarter.

     In November 2000, the Company entered into an additional exclusive marketing and distribution agreement and, in connection with it, issued to the marketing and distribution partner warrants to purchase 95,358 shares of our class A common stock at $31.46 per share, the market price of the class A common stock on the date such warrant was issued. These warrants are non-forfeitable, fully vested and exercisable and are not subject to any performance targets. At that time, the Company recorded an asset of approximately $2.9 million based on the fair market value of the warrants, which is being amortized ratably over the four-year term of the exclusive marketing and distribution agreement. During the three months ended March 31, 2003 and 2002, the Company amortized $0.2 million and $0.2 million of the warrant costs, respectively. In addition, the Company agreed under the terms of the marketing and distribution agreement to issue additional warrants to purchase shares of class A common stock to the marketing and distribution partner if the marketing and distribution partner achieves certain performance targets. No warrants have been required to be issued under this agreement through March 31, 2003. The Company may be required to issue warrants to purchase up to 328,456 shares of class A common stock if the marketing and distribution partner achieves all of the performance goals remaining under the agreement.

     In March 2001, the Company entered into another exclusive marketing and distribution agreement and agreed to issue warrants to purchase shares of class A common stock to the marketing and distribution partner if the marketing and distribution partner achieves certain performance targets. No warrants have been required to be issued under this agreement through March 31, 2003. The Company may be required to issue warrants to purchase up to 1,273,635 shares of class A common stock if the marketing and distribution partner achieves all of the performance goals remaining under the agreement.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is net income (loss) plus other comprehensive income (loss), which consists of changes in unrealized gains (losses) on marketable securities available for sale, net of the related tax impact. Comprehensive income for the quarter ended March 31, 2003 was $18.6 million compared to $12.7 million for the same period in 2002.

NOTE 5 – SUBSEQUENT EVENT

     On April 9, 2003, the Company entered into an Agreement and Plan of Merger with USA and Hermitage Merger Corp., a wholly-owned subsidiary of USA, pursuant to which USA would acquire all of the issued and outstanding shares of the Company’s common stock that it does not already own. The merger agreement provides that the Company will be merged with Hermitage Merger Corp. such that the

Company will become a wholly-owned subsidiary of USA. At the effective time of the merger, each outstanding share of the Company’s common stock (other than shares of common stock owned by the Company or USA) will be converted into the right to receive 2.4 shares of common stock of USA. The merger agreement also provides that at the effective time of the merger each outstanding and unexercised warrant and option to purchase shares of the Company’s common stock, whether vested or unvested, will be converted into warrants and options to purchase USA common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     We are a leading provider of discount hotel rooms and other lodging accommodations, allowing customers to select and book hotel rooms in major cities through our websites, our toll-free call centers and through third-party marketing and distribution agreements. We contract with hotels in advance for volume commitments and guaranteed availability of hotel rooms and vacation rentals at wholesale rates and make these lodging accommodations available to our customers, often at significant discounts to published rates. In addition, our hotel supply relationships often allow us to offer our customers hotel accommodations for otherwise unavailable dates. At March 31, 2003, we had room supply agreements with over 8,000 lodging properties in 362 major markets in North America, Europe, the Caribbean and Asia. Our websites feature easy to use, traveler-oriented interfaces that enable travelers to make informed decisions about their hotel accommodations by providing easy access to the description, rates and availability 24 hours a day, 7 days a week.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

Revenues

     For the three months ended March 31, 2003, the Company generated revenues of $277.4 million, an increase of 67.4% over the $165.7 million of revenues generated in the same period in 2002. The increase for the quarter was primarily attributable to the growth of our new website and brand, hotels.com, and the growth in travel and lodging bookings through the Internet. Revenues also increased due to the addition of new cities in which we offer hotel rooms, an increase in hotels offered in existing cities, and an increase in room allotments available for sale. We expanded into 37 new markets during the quarter, reaching a total of 362 compared to 218 at March 31, 2002, representing a 66.1% increase.

     The increase in revenue was also attributable to the growth of our revenue from international and vacation rental properties. Revenue related to properties located in Europe, Canada, Mexico, the Caribbean and Asia increased 158.5% to $39.4 million in the first quarter of 2003 from $15.3 million in the first quarter of 2002. Revenue from our vacation rentals, which include condominiums, timeshares and vacation homes, increased 109.0% to $10.4 million in the first quarter of 2003 from $5.0 million in the first quarter of 2002.

     In addition, revenue increased as a result of the expansion of our marketing and distribution partner program. Our marketing and distribution partners generate sales of rooms in exchange for commissions based on the amount of revenue generated by us on the sale of such rooms. Revenue derived through our agreement with Travelocity, our largest marketing and distribution partner, accounted for approximately 15.6% of our total revenue for the quarter.

Cost of Sales and Gross Profit

     Cost of sales includes the cost of rooms sold. The increase in cost of revenues and gross profit corresponds to the growth in net revenues. Gross profit increased 59.5% to $83.4 million in the first quarter of 2003 from $52.3 million in the first quarter of 2002. Although consistent with the gross profit margins we experienced in the past three quarters, gross profit margin for the three months ended March 31, 2003 decreased to 30.1% from 31.6% for the prior year period. The decline in gross profit margin compared to the quarter ended March 31, 2002, is attributable to a variety of factors including (a) certain transaction costs and the impact of the decline in the value of the US dollar associated with revenues generated from international properties, which constituted a higher percentage of total revenues for the quarter ended March 31, 2003 versus the same period last year, (b) a provision for potential occupancy tax liability this year, compared to no such provision last year, and (c) reversal of certain reserves in the quarter ended March 31, 2002 originally created in the wake of the terrorist attack on September 11, 2001.

Selling, General and Administrative Costs

     Selling, general and administrative costs consist primarily of (1) compensation for personnel, (2)  marketing and distribution partner commissions, (3) credit card fees, (4) advertising and promotion, (5) telecommunications, and (6) other overhead costs including occupancy costs. Overall selling, general and administrative costs increased 86.3% for the quarter ended March 31, 2003 over the same period in 2002. As a percentage of net revenues, selling, general and administrative costs for the three months ended March 31, 2003 increased to 17.8% from 16.0% for the same period in 2002.

     The increase in selling, general and administrative expense for the three-month period ended March 31, 2003 over the same period for 2002 was due to an increase in advertising costs and an increase in personnel costs, credit card fees and marketing and distribution partner commissions resulting from the growth in net revenues. The increase in selling, general and administrative expense as a percentage of revenues for the three months ended March 31, 2003 over the same period in 2002 was due to higher advertising and promotion expense as a percentage of net revenues. The increase in selling, general and administrative expense as a percentage of revenues was partially offset by a decrease in affiliate commissions expense as a percentage of revenues due to a reduction in the proportion of affiliate-generated sales as a percentage of total sales.

Non-Cash Distribution and Marketing

     Non-cash distribution and marketing expense decreased to $4.7 million for the three months ended March 31, 2003 compared to $6.1 million during the same period in 2002. The decrease in non-cash distribution and marketing expense was due primarily to $0.9 million of advertising costs contributed by USA during the first quarter of 2002 for which we paid no cash consideration.

     Non-cash distribution and marketing expense consists primarily of amortization of the fair value of non-performance warrants and performance warrants issued to certain partners with whom we entered into exclusive distribution and marketing agreements. The non-performance warrants were issued in 2000 and the related expense is amortized over the term of the warrant agreements. The expense related to the performance warrants is fully expensed upon vesting. (See Note 3 – “Notes to Unaudited Condensed Consolidated Financial Statements” for further details.) The Company will amortize $2.0 million of expense related to non-performance warrants during the second quarter of 2003 and also will recognize additional expense based upon any additional performance warrants that vest in the second quarter of 2003, the amount of which is not known as it is based upon stock price.

Amortization of Goodwill

     Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” whereby the Company does not amortize goodwill, but is required to perform an impairment test at least annually in accordance with the statement. The Company has completed its impairment test as of January 1, 2003 and has concluded that no goodwill impairment write-off is necessary.

EBITA

     “EBITA” is defined as income from operations plus non-cash distribution and marketing expense, non-cash compensation, and other amortization expense. EBITA is presented for informational purposes only, and is not a substitute for the historical financial information presented in accounting principles generally accepted in the United States. EBITA does not purport to represent cash provided by operating activities. EBITA may not be a comparable calculation of similarly titled measures by other companies. See further discussion on non-GAAP financial measures on page 16.

     Reconciliation of income from operations and EBITA:

	Three Months Ended
	March 31,

	2003	2002

Income from operations	$27,246	$18,768
Add:
Non-cash distribution and marketing	4,661	6,072
Non-cash compensation	89	—
Other amortization	626	289

EBITA	$32,622	$25,129

     EBITA increased to $32.6 million for the quarter ended March 31, 2003, a 29.8% increase from $25.1 million for the prior year period. EBITA as a percentage of revenues was 11.8% for the quarter ended March 31, 2003, compared to 15.2% for the prior year period. The decrease in EBITA as a percentage of revenues in 2003 was primarily due to a higher selling, general and administrative expense as a percentage of revenues due to an increase in advertising costs associated with the branding of hotels.com. The decrease in EBITA as a percentage of revenues in 2003 was also due to a lower gross profit margin.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our operations through cash generated from operating activities. We have historically been debt free. In addition, on February 25, 2000, we completed an initial public offering in which we sold 6,210,000 shares of class A common stock at a price of $16.00 per share, raising $90.0 million in proceeds net of offering expenses.

     We generated $72.9 million in free cash flow ($78.4 million in cash from operations, less $5.5 million in capital expenditures) during the first quarter of 2003. As of March 31, 2003, following implementation of a class A common stock repurchase program, we had $399.3 million in cash, cash equivalents, restricted cash and marketable securities held for sale. We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and that predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes and to support our continued growth, both internally and through strategic acquisitions.

     Net cash provided from operating activities was $78.4 million for the three months ending March 31, 2003, compared to $78.6 million for the same period in 2002. Capital expenditures and the purchase of intellectual property were $5.6 million for the three months ended March 31, 2003. As a result of our rapid growth, we expect to increase capital expenditures for purchased software, internally developed software, computer equipment, telecommunications equipment and software, furniture and fixtures, leasehold improvements and intangible assets.

     Management anticipates that cash on hand and cash provided by operating activities will be sufficient to fund our working capital requirements for the next twelve months and for a foreseeable period after twelve months. Additional funds could be necessary, however, to complete sizable strategic acquisitions or other business combinations (if any) in 2003 or beyond.

TREASURY STOCK

     On January 3, 2003, our board of directors authorized the repurchase of up to $100 million of our class A common stock. Between January 7, 2003 and January 15, 2003, we repurchased approximately 1.55 million shares for an aggregate cost of approximately $73.5 million.

SEASONALITY

     We expect to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry and advertising expenditures. Historically, we have often experienced higher revenue and gross profits in the fourth quarter during the heavy domestic holiday travel season to New York and Las Vegas because of the travel patterns of our customers; however, as we expand our markets served, particularly to international markets, we expect that our that our business will experience seasonality more typical of the travel industry generally. In the travel industry generally, travel bookings typically increase during the first and second quarter in anticipation of summer travel and typically slow in the third and fourth quarter. As the Company recognizes revenues upon the checkout of the lodging property by the customer, such a booking pattern would likely result in sequential increases in revenue from the first to the second, and second to the third quarters of each fiscal year, and flat revenue to sequential declines from the third to the fourth, and fourth to the first quarters of each fiscal year. Due to the significant quarterly growth of our business, this effect has not been historically evident in our operations, but may become so in the future. Seasonality in the travel industry and advertising expenditures are likely to cause fluctuations in our operating results and could have a material adverse effect on our business.

ACCOUNTING POLICIES

     In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement the Company’s accounting policies in regard to significant areas of judgment. Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others.

Long-Lived Assets

     We assess the recoverability of the carrying value of long-lived assets periodically. If circumstances suggest that long-lived assets may be impaired, and a review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flow, the carrying value is reduced to its estimated fair value. The determination of cash flow is based upon assumptions and forecasts that may not occur. As of March 31, 2003 the Company’s balance sheet includes $391.3 million of intangible assets, net, and $22.7 million of fixed assets, net. The Company has completed its impairment test as of January 1, 2003 and has concluded that no goodwill impairment write-off is necessary.

Deferred Taxes

     Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities and reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law or based upon review of our tax returns by the IRS or foreign taxing authorities, as well as operating results of the company that vary significantly from budgets.

Revenue Reporting

     We contract with hotels and other lodging properties in advance for volume commitments and guaranteed availability of rooms at wholesale rates and make these lodging accommodations available to our customers through our websites and toll-free call centers and through third-party marketing and distribution agreements. Our revenue is generated principally through the bookings of these lodging accommodations, and we recognize as revenue the gross revenue generated from the bookings of these lodging accommodations. As previously announced, USA, our parent company, had voluntarily requested the Securities and Exchange Commission (SEC) to review the presentation of revenue by Hotels.com and Expedia for merchant hotel revenue, as Hotels.com presents such revenue on a gross basis and Expedia on a net basis. The SEC has concluded its review, and will not object to the revenue presentation that each company has historically used.

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

Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FASB Statement No. 148), which amends Statement of Financial Accounting Standard No. 123 (FASB Statement No. 123). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of FASB Statement No. 123. The transition guidance and annual disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the accounting provisions of FASB Statement No. 123 as of January 1, 2003 and have included the required interim disclosure provisions in our financial statements for the quarter ending March 31, 2003. We have expensed stock-based compensation on a prospective basis and will continue to provide pro forma information in the “Notes to Financial Statements” to provide the results as if the accounting provisions of FASB Statement No. 123 had been adopted in previous years. Going forward, in addition to stock options, we intend to issue restricted stock units that will vest in future periods. For stock options and restricted stock units issued, the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

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

     Our executive management believes that certain non-GAAP measures, including EBITA, Adjusted Net Income, Adjusted EPS and Free Cash Flow, are helpful, when presented in conjunction with the comparable GAAP measures. We believe that EBITA and EBITA as a percentage of revenue (“EBITA Margin”) provide investors and analysts with useful information concerning our cash operating profits and our cash operating margins, and assists in comparing us with other industry peers. Furthermore, we have historically used EBITA and EBITA Margin as internal measures of our performance. The non-GAAP measures are not meant to replace or supersede the GAAP measures, but rather to supplement the information to present the readers of the financial statements with the same information as management considers in assessing the results of operations and performance of business units.

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

Performance-Based Measurements

Definitions of Measurements that We Will Use

•	EBITA (earnings before interest, taxes, amortization of intangibles, non-cash compensation expense and non-cash distribution and marketing expense, other income and expenses, and non-recurring items).

•	Adjusted Net Income (amounts that have been, or ultimately will be, settled in cash and the measure will be computed as net income plus (1) amortization of intangibles, (2) non-cash distribution and marketing expense, (3) non-cash compensation expense and (4) non-recurring or unusual items, including the cumulative effect of accounting changes, that have not or are not reasonably likely to recur within two years, all on an after-tax basis).

•	Adjusted EPS (Adjusted Net Income divided by fully diluted shares outstanding, including restricted stock issued without using the treasury method convention, as the denominator).

     Going forward, EBITA, Adjusted Net Income and Adjusted EPS will be the primary measures that we will use to review the operating performance of our business. As support, these measures are prominently displayed in our investor presentations by our executive management, and we expect that these measures will be prominently displayed in future budget presentations and investor presentations. Furthermore, incentive compensation is directly linked to achieving EBITA and Adjusted Net Income targets. It is important to note that we do not adjust for non-cash items because they are non-recurring, but rather because our management excludes these items in reviewing the operating performance of our business and our overall results.

Discussion of Non-Cash Items

     To date, non-cash compensation has been a relatively small amount, but we intend to account for stock-based compensation in accordance with FASB Statement No. 123, and expense the fair value of the equity instruments over their vesting terms. Going forward, we intend to issue restricted stock units and the accounting charge will be measured at the grant date and amortized ratably as non-cash compensation over the vesting term. We anticipate that the expense related to restricted stock units will increase over time. We view the true cost of restricted stock as the resulting dilution to common shareholders rather than the estimated fair value of the instrument that is used to record the expense. We may issue some options in the near term as we complete our shift to restricted stock. Stock option compensation will be included in the amortization of non-cash compensation. Consistent with our view that the true cost is the dilution, for purposes of calculating Adjusted Net Income Per Share, all restricted shares are treated as outstanding for calculating the weighted average shares outstanding, and the treasury method convention is not used to reduce the shares outstanding.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Currently, all of our foreign hotel revenue is denominated in U.S. dollars and is received at the time that a reservation is made. We are subject to risk from foreign exchange rate fluctuations because the hotel rooms in foreign markets that we contract to purchase are paid for in the local currency of the hotel after the customer has completed his stay. During the third quarter of 2002, the Company implemented a hedging program to lessen the Company’s exposure to fluctuations in foreign exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial and Strategic Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     In re Hotels.com Inc. Shareholders Litigation (Delaware Court of Chancery, Consolidated C.A. No. 19662-NC). In the litigation previously reported in our Form 10-Q for the quarter ended June 30, 2002, the plaintiffs in the consolidated actions agreed on December 16, 2002 that all of the defendants have an indefinite extension of time in which to respond to the complaints in those lawsuits, pending a determination by the plaintiffs whether they will proceed with the lawsuits.

     On April 9, 2003, we entered into a merger agreement with USA, which contemplates that the shares of the Company class A common stock will be converted into shares of common stock of USA and we will become a wholly-owned subsidiary of USA. On April 10, 2003, the plaintiffs filed an amended complaint alleging that the consideration to be received by our public shareholders is inadequate. The amended complaint seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount.

     Garvey, et al. v. Miller, et at., No. 20248-NC (Delaware Court of Chancery). On April 10, 2003, the plaintiffs filed a class action lawsuit against Hotels.com, our Board of Directors and USA alleging that the consideration to be received by our public shareholders in the contemplated merger of Hotels.com with USA is inadequate. The complaint seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. We believe that this lawsuit is without merit, and intends to defend vigorously against it.

     In re Hotels.com Securities Litigation, No. 3-03CV00069 (U.S. District Court, N.D. Tex). Between January 10, 2003 and February 13, 2003, several purported shareholder class action complaints were filed in the United States District Court for the Northern District of Texas against us and three of our executives. These actions purport to be brought on behalf of purchasers of our common stock during the period from October 23, 2002 to January 6, 2003 (the Class Period), and make certain claims under the federal securities laws. Specifically, the complaints allege that during the Class Period, the defendants knowingly (i) made certain materially false and misleading public statements, in a press release and two press interviews, with respect to the anticipated performance of our company during the fourth quarter of 2002 and (ii) concealed from the investing public certain material events and developments that were likely to render that anticipated performance unattainable. The complaints assert that the individual defendants profited from the rise in our share price caused by their public statements through sales of our stock during the Class Period. The complaints further allege that as a result of our announcement on January 6, 2003 of a downward revision of our guidance for the fourth quarter of 2002, our share price declined precipitously. The plaintiffs seek certification of a class of all non-defendant purchasers of our stock during the Class Period and seek damages in an unspecified amount suffered by the putative class. These actions were consolidated into a single action bearing the title In re Hotels.com Securities Litigation, No. 3-03CV00069 on April 18, 2003. We believe that these lawsuits are without merit, and the defendants intend to defend vigorously against them.

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

     Solodovnikov, et al. v. Diener, et al. No. 03-02663 (District Court, Dallas, Texas). In March 2003, a shareholder derivative action was filed against Hotels.com (as a nominal defendant only), and a number of our current and former officers and directors. The lawsuit arises out of substantially the same events and circumstances as the putative securities class action described above, and the claims in the lawsuit were identical to the shareholder derivative action described above.

     On April 10, 2003, the plaintiffs filed an amended petition to add additional purported class action allegations regarding the adequacy of the consideration to be received by our public shareholders in the contemplated merger of Hotels.com with USA. The amended complaint seeks, among other things, injunctive relief against consummation of the transaction and damages in an unspecified amount. Hotels.com believes that this lawsuit is without merit, and intends to defend vigorously against it.

     MetroGuide.com, Inc. v. Hotel Reservations Network, Inc. et al., No. 03-20170 (U.S. District Court, S.D. Fl). On January 27, 2003, MetroGuide.com, one of our marketing and distribution partners, sued us in federal court in Miami, Florida. The lawsuit alleges that we encouraged our other marketing and distribution partners to infringe on MetroGuide.com’s copyrighted content from its websites and competed unfairly with MetroGuide.com through the use of predatory advertising and link farms. MetroGuide.com seeks injunctive relief and damages in an unspecified amount. MetroGuide has agreed to an extension of time until June 15, 2003 to file an answer to the complaint. We believe that the allegations are without merit and intend to defend vigorously against it.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2003, the Company sold unregistered securities as follows:

     On January 6, 2003, the Company issued 41,198 shares of our Class A common stock upon the exercise of warrants previously issued to a strategic partner of the Company. The exercise price of the warrant was $16.00. The transaction was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 3(a)(9) and Section 4(2) of the Securities Act as transactions by an issuer not involved in any public offering.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit
Numbers	Exhibits

3.1	Restated Certificate of Incorporation (previously filed on May 15, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).
3.2	Restated Bylaws (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).
4.1	Specimen class A common stock certificate (previously filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
99.2	Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

(b)	Reports on Form 8-K.

     On January 6, 2003, the Company furnished information under Item 5 and Item 9 of Form 8-K regarding (i) its earnings for the fourth quarter and full year 2002; (ii) announcing the Board of Directors had authorized the Company to repurchase up to $100 million of the Class A common stock, par value $0.01 per share, from time to time on the open market or through private transactions, depending upon market conditions, share price and other factors; and (iii) its presentation at the Morgan Stanley Software, Services, Internet and Networking Conference on January 6, 2003.

     On February 5, 2003, the Company furnished information under Item 9 of Form 8-K regarding its earnings for the fourth quarter and year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

HOTELS.COM

Date: May 15, 2003	By:	/s/ Mel Robinson

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ David Litman

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

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Mel Robinson

Mel Robinson Chief Financial and Strategic Officer

EXHIBIT INDEX

Exhibit
Numbers	Exhibits

3.1	Restated Certificate of Incorporation (previously filed on May 15, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).
3.2	Restated Bylaws (previously filed on February 7, 2000 as an exhibit to the Company’s Registration Statement on Form S-1, Amendment No. 3, and incorporated herein by reference, Registration No. 333-90601).
4.1	Specimen class A common stock certificate (previously filed on August 14, 2002 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 and incorporated herein by reference, SEC File No. 000-29575).
99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).
99.2	Certification of Chief Financial and Strategic Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).